Form 10QSB
period 2003-03-31
JITSOURCE INC
filed 2003-05-19
CIK 1192159

            U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
                                      20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the transition period from

                          Commission File No. 333-100241

                                 JITSOURCE, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       01-0656333
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

        233 Wilshire Boulevard, Suite 960, Santa Monica, California 90401
                    (Address of Principal Executive Offices)

                                  (310)393-0104
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 19, 2003: 2,358,500 shares of common stock outstanding, $0.0001 par value.

                                 JITSOURCE, INC.
                           CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

                                     ASSETS

    CURRENT ASSETS                                               3/31/2003   12/31/2002
                                                                 ---------    ---------
             Cash                                                $   1,462    $  26,637
             Prepaid expense                                         6,600           --
                                                                 ---------    ---------
                         Total Current Assets                        8,062       26,637
                                                                 ---------    ---------
PROPERY AND EQUIPMENT
             Computer equipment                                      2,521        2,521
             Less: accumulated depreciation                         (2,421)      (2,318)
                                                                 ---------    ---------
                         Total Property and Equipment                  100          203
                                                                 ---------    ---------
OTHER ASSETS
             Note receivable --Axiom                                15,888       15,500
                                                                 ---------    ---------
                         Total Other Assets                         15,888       15,500
                                                                 ---------    ---------
                         TOTAL ASSETS                            $  24,050    $  42,340
                                                                 =========    =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
             Accounts payable                                    $   8,250    $   7,500
                                                                 ---------    ---------
                         Total Current Liabilities                   8,250        7,500
                                                                 ---------    ---------
STOCKHOLDERS' EQUITY
             Common Stock, $.0001 par value
                 Authorized: 50,000,000
                 Issued: 2,358,300 and 1,500,000, respectively         236          236
             Additional paid in capital                            161,964      161,964
             Preferred stock, $.0001 par value
                 Authorized: 10,000,000 Issued: none                    --           --
             Allowance for prepaid services

                 in the form of stock                                   --      (22,500)
             Retained earnings (loss)                             (146,400)    (104,860)
                                                                 ---------    ---------

                         Total Stockholders' Equity                 15,800       34,840
                                                                 ---------    ---------

                         TOTAL LIABILITIES AND EQUITY            $  24,050    $  42,340
                                                                 =========    =========

            THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THESE
                              FINANCIAL STATEMENTS.

                                 JITSOURCE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDING MARCH 31, 2003 AND 2002

                                                   3/31/2003      3/31/2002
                                                  -----------    -----------
REVENUE                                           $        --    $    35,079
COST OF SERVICES                                           --         20,000
                                                  -----------    -----------
GROSS PROFIT OR (LOSS)                                     --         15,079
GENERAL AND ADMINISTRATIVE EXPENSES                    41,928          1,350
                                                  -----------    -----------
OPERATING INCOME                                      (41,928)        13,729
INTEREST INCOME (EXPENSE) -NET                            388         (2,527)
                                                  -----------    -----------
NET INCOME (LOSS)                                 $   (41,540)   $    11,202
                                                  ===========    ===========
EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED      $     (0.02)   $      0.01
WAIGHTED AVERAGE NUMBER OF COMMON SHARES            2,358,300      2,000,000

            THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                                 JITSOURCE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              AS OF MARCH 31, 2003

                                                           ALLOW
                             ADDITIONAL    RETAINED         FOR
   COMMON         PAR         PAID IN      EARNINGS         STOCK        TOAL
   STOCK         VALUE        CAPITAL      (DEFICIT)        COMP.       EQUITY
--------------------------------------------------------------------------------
     1,000    $    1,000    $            $   32,915                  $   33,915
 1,500,000           150
       150
    (1,000)       (1,000)          850                                     (150)
   500,000            50        89,950       90,000
                                                          (22,500)      (22,500)
   358,300            36        71,164                                   71,200

                                           (137,775)                   (137,775)
--------------------------------------------------------------------------------
 2,358,300           236       161,964     (104,860)      (22,500)       34,840
                                                           22,500        22,500
                                            (41,540)                    (41,540)
--------------------------------------------------------------------------------
 2,358,300    $      236    $  161,964   $ (146,400)   $       --    $   15,800
================================================================================

            THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                                 JITSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDING MARCH 31, 2003 AND 2002

CASH FLOWS FROM OPERATING ACTIVITIES                                       3/31/2003   3/31/2002
                                                                           --------    --------
             Net income (loss)                                             $(41,540)   $ 11,202
                                                                           --------    --------
             Adjustments to reconcile net income to net cash provided by
               (used in) operating activities:
             Depreciation                                                       103         210
             Compensation in the form of stock                               22,500          --
             (Increase) Decrease in accounts receivable

             (Increase) Decrease in prepaid expense                          (6,600)         --
             (Increase) Decrease in accrued interest receivable                (388)     (1,951)
             Increase (Decrease) in accrued interest payable                     --       4,478
             Increase (Decrease) in accounts payable                            750      18,745
                                                                           --------    --------
                         Total adjustments to net income                     16,365      21,482
                                                                           --------    --------
             Net cash provided by (used in) operating activities            (25,175)     32,684
                                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
             Cash received (paid) from related party                             --          --
             Cash paid for investment                                            --          --
                                                                           --------    --------
             Net cash flows provided by (used in) investing activites            --          --
                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
             Cash paid --note payable                                            --          --
             Cash received --note payable                                        --     (45,000)
             Proceeds from stock issuance                                        --          --
                                                                           --------    --------
             Net cash provided by (used in) financing activities                 --     (45,000)
                                                                           --------    --------
CASH RECONCILIATION
             Net increase (decrease) in cash                                (25,175)    (12,316)
             Cash --beginning balance                                        26,637      13,514
                                                                           --------    --------
CASH BALANCE END OF PERIOD                                                 $  1,462    $  1,198
                                                                           ========    ========

            THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THESE
                              FINANCIAL STATEMENTS.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

INDUSTRY- Jitsource, Inc. (the Company) was incorporated on April 5, 2002 under the laws of the State of Delaware. Upon inception the Company acquired all of the outstanding units and business activity of Jitsource, L.L.C. (Subsidiary), a Delaware company based in Irving Texas. The Company is headquartered in Irving, Texas and intends to capitalize on skilled professionals from its network of technology partners to seek corporate contracts for services to telecommunications, supplying software applications and outsource professionals as resources for consulting. The Company's fiscal year end is December 31, a calendar year end.

SIGNIFICANT ACCOUNTING POLICIES:

The Company's management has adopted the following accounting policies.

REVENUE RECOGNITION - Revenues resulting from consulting services are recognized as such services are performed, in accordance with generally accepted accounting principles. Services are generally paid for when the service is being performed.

CASH AND CASH EQUIVALENTS - The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

SHORT-TERM INVESTMENTS - Short-term investments ordinarily consist of short-term debt securities acquired with cash not immediately needed in operations. Such amounts have maturities of less than one year.

BASIS OF ACCOUNTING - The Company's financial statements are prepared in accordance with generally accepted accounting principles. All costs associated with software development are expensed as Research and Development costs until such time as technological feasibility has been established, after which material software development costs are capitalized and amortized over the estimated time of benefit.

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:

Machinery and        ........................ 2.to.10
equipment                                     years

Furniture and        ........................ 5.to.10
fixtures                                      years

Leasehold improvements are amortized on the straight-line basis over the lessor of the life of the asset or the term of the lease. Maintenance and repairs, as incurred, are charged to expenses; betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts; gain or loss on the disposition thereof is included as income.

RESEARCH AND DEVELOPMENT - Research and development costs incurred in the discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products' technological feasibility, are recorded and expensed in the period incurred.

INCOME TAXES - The Company will utilize the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturaties. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

EARNINGS PER SHARE - Basic earnings per share is computed by dividing earnings available to shareholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings

CONCENTRATIONS OF CREDIT RISK- Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC.

COMPENSATION IN THE FORM OF STOCK - Compensation in the form of stock is accounted for as issued and valued at the inception of the compensation period or grant date. Compensation in the form of stock is then amortized as an expense to the Company over time if the Company has entered into a service contract over time. To allow for the amortization of the expense to the Company for services over the term of a contract, a contra-equity account is established to offset the value of the stock issued.

2.   RELATED PARTY TRANSACTIONS:

A shareholder has been provided a loan from the Company and/or loaned the Company working capital in the form of an unsecured demand note. The amount varies from time to time and carries an annual interest rate of 6%.

At December 31, 2002, the Company's management determined this loan receivable in the amount of $50,111 to be impaired with regard to collectibility. The loss of $50,111 has been included in the Company's General and Administrative expenses as required by Generally Accepted Accounting Principals.

3.   ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS:

The Company has immaterial balances in account receivables from time to time and therefore an allowance for doubtful accounts was not established. The Company had no balance in customer deposits.

4.   USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.   REVENUE AND COST RECOGNITION:

The Company uses the accrual basis of accounting for financial statement reporting. Revenues and costs are recognized when services are performed and expenses realized when services are performed or when obligations are incurred for period costs.

6.   NOTE RECEIVABLE:

On September 9, 2002, the Company entered into a note receivable with Axium in the amount of $15,000. The note carries an annual interest rate of 10% with principal and interest due at the end of 90 days.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of trade payables from normal operations of the business.

8.   OPERATING LEASE AGREEMENTS:

The Company has no short term or long term leases.

9.   SHAREHOLDERS' EQUITY

COMMON STOCK

The Company has authorized 50,000,000 shares of common stock with a par value of $.0001.

On April 8, 2002, the Company issued 1,500,000 shares to purchase all of the outstanding units and business activity of Jitsource, L.L.C., a Delaware limited liability company which was formed on March 4, 1999 and based in Irving, Texas. The transaction was accounted for as a reverse acquisition with a related party in accordance with accounting consolidations as guided by Generally Accepted Accounting Principals.

Shortly after inception the Company entered into an agreement to compensate a Company officer to run the Company for a period of two years. The agreement called for the issuance of 500,000 restricted common shares for a value of $90,000.

During the third quarter of the calendar year, the Company issued 358,300 common shares for $71,200.

PREFERRED STOCK

The Company has authorized 10,000,000 preferred shares with a par value of $.0001. No preferred shares have been issued.

10.   EMPLOYMENT CONTRACT AND INCENTIVE COMMITMENTS:

On April 5, 2002, the Company entered into a five year employment agreement with its sole officer and director, Akhee Rahman for 500,000 shares of the Company's common stock for executive services provided to the Company. The value of these shares at the agreement date was $90,000 and will be amortized as salary expense over the term of the contract.

11.   REQUIRED CASH FLOW DISCLOSURE FOR INTEREST AND TAXES PAID:

The Company has made no cash payments for interest or income taxes.

The Company entered into a non-cash transaction with Ucino. On December 2, 2001 the Company's Subsidiary entered into a note payable in the amount of $84,000 with Ucino, a subcontractor that originated from costs related to sales. The note called for a maturity in two years with the full balance of principal and interest due. The note carried an annual interest rate of 21%. During September of 2002 the Subsidiary made payment to Ucino with a note receivable that the Subsidiary held with Padma Ventures, a Texas company. This note receivable was entered into on December 20, 2001 in the amount of $45,000. The note carried an annual interest rate of 10% with payment to begin on February 28, 2003 and ending on February 28, 2007. Interest on both the note receivable and note payable was accrued to the payment date and resulted in a capital loss of $3,458.

12.   CONTINGENT LIABILITIES:

Currently the Company has not identified any contingent liabilities that may be due.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and footnotes. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

OVERVIEW

Since our inception, we have generated revenue by placing contract technical resources to telecommunications companies like Verizon and Genuity. We were formed as a vehicle to meet growth needs of comopanies such as T6X. Our first expansion was the acquisition of Jitsource, L.L.C., a Delaware company based in Irving, Texas. The parent company, Jitsource, Inc., has left all business activity that Jitsource L.L.C. has created with that subsidiary. The comparative results of business activity discussed are that of the subsidiary.

RESULTS OF OPERATIONS

Gross Revenues for the comparative quarter s ended March 31, 2003 and 2002, declined 100% from the 2002 amount of $35,079. We attribute this decline to the completion of service contracts and the general decline of this market sector that has been evident over the past year with technology spending and new long-term contracts. Our management feels that this market sector will experience a rebound as the technology needs in the market place over the past year have not been met due to an uncertain economy.

Cost of services declined 94% from the prior year's quarter amount of $20,000. This decline was an intentional management of expenses during an uncertain economy. Cost of sales is made up of mainly subcontracted work related to service contract revenue.

General and administrative expenses increased during the quarter as compared to the prior year's quarter. Significant expenses included the realization of $22,500 of stock compensation, website development and professional fees. We expect the significant future general and administrative costs to be that of those costs revolving around our growth plans and professional fees for our filings with the U.S. Securities and Exchange Commission at the parent company level.

The subsidiary began to experience a decline in revenues during the year 2001 as did most companies in this market sector after a rapid growth during the year 2000. Due to our business model, we maintain the flexibility to monitor our Cost of Services in relation to our sales revenue. We are actively perusing the market with Jitsource LLC and will continue our growth plans through possible additional acquisitions as discussed above and in our business plan. During the years ended December 31, 2001 and 2000, our subsidiary experienced an immaterial amount of general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(C))] under the Exchange Act) within 90 days prior to the filing date of this report.

Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                Not Applicable

Item 2.   Changes in Securities.                            None

Item 3.   Defaults Upon Senior Securities.                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security       None
              Holders.

Item 5.   Other Information.                                None

Item 6.   Exhibits and Reports of Form 8-K.                 None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on May 19, 2003.

                             JITSOURCE, INC.

Date:  May 19, 2003          By:  /s/ Akhee Rahman
                             ---------------------------------------
                             Akhee Rahman

                             Chief Executive Officer and President

                                CERTIFICATION OF
                           CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Akhee Rahman certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Jitsource, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     May 19, 2003

/s/ Akhee Rahman
----------------------------------------
Akhee Rahman

Chief Executive Officer, Chief Financial
Officer and President