Form 10QSB
period 2003-06-30
JITSOURCE INC
filed 2003-08-14
CIK 1192159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003

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

                                  (310) 393-0104
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [ X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2003: 2,358,500 shares of common stock outstanding, $0.0001 par value.

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                                 JITSOURCE, INC.


                              FINANCIAL STATEMENTS


                              AS OF JUNE 30, 2003




Jitsource, Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                 Page #



                  Balance Sheet                                      1


                  Statement of Operations and Retained Deficit       2


                  Statement of Stockholders Equity                   3


                  Cash Flow Statement                                4


                  Notes to the Financial Statements                  5-7


                                 JITSOURCE, INC.
                           CONSOLIDATED BALANCE SHEET
                    As of June 30, 2003 and December 31, 2002

                                     ASSETS

CURRENT ASSETS                                                       6/30/2003       12/31/2002
--------------                                                     -------------- --------------
            Cash                                                       $     82       $ 26,637
                                                                   -------------- --------------
                        Total Current Assets                                 82         26,637
                                                                   -------------- --------------

PROPERTY AND EQUIPMENT
---------------------

            Computer equipment                                            2,521          2,521
            Less: accumulated depreciation                               (2,521)        (2,318)
                                                                   -------------- --------------
                        Total Property and Equipment                          -            203
                                                                   -------------- --------------
OTHER ASSETS
------------

            Note receivable - Axiom                                      16,276         15,500
                                                                   -------------- --------------

                        Total Other Assets                               16,276         15,500
                                                                   -------------- --------------
                        TOTAL ASSETS                                   $ 16,358       $ 42,340
                                                                   ============== ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
-------------------

            Accounts payable                                           $  8,500       $  7,500
                                                                   -------------- --------------
                        Total Current Liabilities                         8,500          7,500
                                                                   -------------- --------------

STOCKHOLDERS' EQUITY
--------------------

            Common Stock, $.0001 par value
                Authorized: 50,000,000
                Issued: 2,358,300 and 1,500,000, respectively               236            236
            Additional paid in capital                                  161,964        161,964
            Preferred stock, $.0001 par value
                Authorized: 10,000,000    Issued: none                        -              -
            Allowance for prepaid services
                in the form of stock                                          -        (22,500)
            Retained earnings (loss)                                   (154,342)      (104,860)
                                                                   -------------- --------------

                        Total Stockholders' Equity                        7,858         34,840
                                                                   -------------- --------------
                        TOTAL LIABILITIES AND EQUITY                   $ 16,358       $ 42,340
                                                                   ============== ==============


 The accompanying footnotes are an integral part of these financial statements.

                                 JITSOURCE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the six months ending June 30, 2003 and 2002




                                                                         6/30/2003      6/30/2002
                                                                       -------------- --------------
REVENUE                                                                $      -       $ 38,892
-------

COST OF SERVICES                                                              -         22,514
----------------                                                     ----------- --------------


GROSS PROFIT OR (LOSS)                                                        -         16,378
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                      50,258         25,252
-----------------------------------                                  ----------- --------------

OPERATING INCOME                                                        (50,258)        (8,874)
----------------

INTEREST INCOME (EXPENSE) - NET                                             776         (2,703)
-------------------------------                                      ----------- --------------


NET INCOME (LOSS)                                                      $(49,482)      $(11,577)
-----------------                                                    =========== ==============



Earnings (loss) per share, basic and diluted                           $  (0.03)      $  (0.01)
--------------------------------------------

Weighted average number of common shares                              2,358,300      2,000,000
----------------------------------------






 The accompanying footnotes are an integral part of these financial statements.


                                 JITSOURCE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the three months ending June 30, 2003 and 2002




                                                                      6/30/2003      6/30/2002
                                                                      ------------ --------------

REVENUE                                                                $      -       $  3,813
-------

COST OF SERVICES                                                              -          2,514
----------------                                                  -------------- --------------


GROSS PROFIT OR (LOSS)                                                        -          1,299
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                       8,330          1,401
-----------------------------------                               -------------- --------------

OPERATING INCOME                                                         (8,330)          (102)
----------------

INTEREST INCOME (EXPENSE) - NET                                             388           (176)
-------------------------------                                   -------------- --------------


NET INCOME (LOSS)                                                      $ (7,942)      $   (278)
-----------------                                                 ============== ==============




 The accompanying footnotes are an integral part of these financial statements.

                                 JITSOURCE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               As of June 30, 2003




                                                                                                    ALLOW
                                                                    ADDITIONAL      RETAINED        FOR
                                          COMMON         PAR          PAID IN       EARNINGS        STOCK          TOAL
                                           STOCK        VALUE         CAPITAL       (DEFICIT)       COMP.         EQUITY
                                     ------------------------------------------------------------------------ --------------
Balance, December 31, 2001                   1,000      $ 1,000       $       -     $   32,915                    $  33,915

Stock issued in a reverse                1,500,000          150                                                         150
    acquisition with                        (1,000)      (1,000)            850                                        (150)
    Jitsource, LLC

Stock issued for two
  year service contract                    500,000           50          89,950                                      90,000

Allowance for service contract
  prepaid by stock issuance                                                                          (22,500)       (22,500)

Stock issued for cash                      358,300           36          71,164                                      71,200

Net income (loss)                                                                     (137,775)                    (137,775)

                                     ------------------------------------------------------------------------ --------------

Balance, December 31, 2002               2,358,300          236         161,964       (104,860)      (22,500)        34,840

Allowance for service contract
  prepaid by stock issuance                                                                           22,500         22,500

Net income (loss)                                                                      (49,482)                     (49,482)

                                     ------------------------------------------------------------------------ --------------

Balance, June 30, 2003                   2,358,300      $   236       $ 161,964     $ (154,342)      $     -      $   7,858
                                     ======================================================================== ==============


 The accompanying footnotes are an integral part of these financial statements.


                                 JITSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ending June 30, 2003 and 2002




CASH FLOWS FROM OPERATING ACTIVITIES                                6/30/2003      6/30/2002
------------------------------------                              -------------- --------------


            Net income (loss)                                          $(49,482)     $ (11,577)
                                                                  -------------- --------------

            Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:

            Depreciation                                                    203            422
            Compensation in the form of stock                            22,500              -
            (Increase) Decrease in accounts receivable                        -         (3,813)
            (Increase) Decrease in accrued interest receivable             (776)        (3,854)
            Increase (Decrease) in accrued interest payable                   -          6,556
            Increase (Decrease) in accounts payable                       1,000         17,514
                                                                  -------------- --------------

                        Total adjustments to net income                  22,927         16,825
                                                                 -------------- --------------

            Net cash provided by (used in) operating activities         (26,555)         5,248
                                                                 -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES

            Cash received (paid) from related party                           -          7,875
            Cash paid for investment                                          -              -
                                                                 -------------- --------------

            Net cash flows provided by (used in) investing activities         -          7,875
                                                                 -------------- --------------


CASH FLOWS FROM FINANCING ACTIVITIES

            Cash paid - note payable                                          -              -
            Cash received - note payable                                      -              -
            Proceeds from stock issuance                                      -              -
                                                                 -------------- --------------

            Net cash provided by (used in) financing activities               -              -
                                                                 -------------- --------------

CASH RECONCILIATION

            Net increase (decrease) in cash                             (26,555)        13,123
            Cash - beginning balance                                     26,637         13,514
                                                                 -------------- --------------

CASH BALANCE END OF PERIOD                                             $     82       $ 26,637
                                                                 ============== ==============




 The accompanying footnotes are an integral part of these financial statements.

================================================================================

                                JIT SOURCE, INC.

                        Notes to the financial statements

================================================================================

1.   Summary of Significant Accounting Policies:
     ------------------------------------------

Industry - Jitsource, Inc. (the Company) was incorporated on April 5, 2002 under
--------
the laws of the State of Delaware. Upon inception the Company acquired all of the outstanding units and business activity of Jitsource, L.L.C. (Subsidiary), a Delaware company based in Irving Texas. The Company is headquartered in Irving, Texas and intends to capitalize on skilled professionals from its network of technology partners to seek corporate contracts for services to telecommunications, supplying software applications and outsource professionals as resources for consulting. The Company's fiscal year end is December 31, a calendar year end.

Significant Accounting Policies:
-------------------------------

The Company's management has adopted the following accounting policies.

Revenue Recognition - Revenues resulting from consulting services are recognized
-------------------
as such services are performed, in accordance with generally accepted accounting principles. Services are generally paid for when the service is being performed.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on
-------------------------
deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Short-Term Investments - Short-term investments ordinarily consist of short-term
----------------------
debt securities acquired with cash not immediately needed in operations. Such amounts have maturities of less than one year.

Basis of Accounting - The Company's financial statements are prepared in
-------------------
accordance with generally accepted accounting principles. All costs associated with software development are expensed as Research and Development costs until such time as technological feasibility has been established, after which material software development costs are capitalized and amortized over the estimated time of benefit.

Property and Equipment - Property and equipment are recorded at cost.
----------------------
Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows:

     Machinery and equipment   ........................  2 to 10 years
     Furniture and fixtures    ........................  5 to 10 years

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

Research and Development - Research and development costs incurred in the
------------------------
discovery of new knowledge and the resulting translation of this new knowledge into plans and designs for new products, prior to the attainment of the related products' technological feasibility, are recorded and expensed in the period incurred.

Income Taxes - The Company will utilize the asset and liability method to
------------
measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments - The Company's financial instruments
-----------------------------------
include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturaties. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Earnings Per Share - Basic earnings per share is computed by dividing earnings
------------------
available to shareholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings

Concentrations of Credit Risk - Financial instruments which potentially expose
-----------------------------
the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC.

Compensation in the form of stock - Compensation in the form of stock is
---------------------------------
accounted for as issued and valued at the inception of the compensation period or grant date. Compensation in the form of stock is then amortized as an expense to the Company over time if the Company has entered into a service contract over time. To allow for the amortization of the expense to the Company for services over the term of a contract, a contra-equity account is established to offset the value of the stock issued.

2.   Related Party Transactions:
     --------------------------

A shareholder has been provided a loan from the Company and/or loaned the Company working capital in the form of an unsecured demand note. The amount varies from time to time and carries an annual interest rate of 6%.

3.   Accounts Receivable and Customer Deposits:
     -----------------------------------------

The Company has immaterial balances in account receivables from time to time and therefore an allowance for doubtful accounts was not established. The Company had no balance in customer deposits.

4.   Use of Estimates:
     ----------------

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

5.   Revenue and Cost Recognition:
     ----------------------------

The Company uses the accrual basis of accounting for financial statement reporting. Revenues and costs are recognized when services are performed and expenses realized when services are performed or when obligations are incurred for period costs.

6.   Note Receivable:
     ---------------

On September 9, 2002, the Company entered into a note receivable with Axium in the amount of $15,000. The note carries an annual interest rate of 10% with principal and interest due at the end of 90 days.

7.   Accounts Payable and Accrued Expenses:
     -------------------------------------

Accounts payable and accrued expenses consist of trade payables from normal operations of the business.

8.   Operating Lease Agreements:
     --------------------------

The Company has no short term or long term leases.

9.   Shareholders' Equity
     --------------------

Common Stock
------------

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

Preferred Stock
---------------

The Company has authorized 10,000,000 preferred shares with a par value of $.0001. No preferred shares have been issued.

10.   Employment Contract and Incentive Commitments:
      ---------------------------------------------

On April 5, 2003, the Company entered into a two year employment agreement with its sole Officer and Director, Akhee Rahman, for 500,000 shares of the Company's common stock for executive services for the Company. The value of these shares at the agreement date was $90,000 and will be amortized as salary expense over the term of the contract.

11.   Required Cash Flow Disclosure for Interest and Taxes Paid:
      ---------------------------------------------------------

The Company has made no cash payments for interest or income taxes.

The Company entered into a non-cash transaction with Ucino. On December 2, 2001 the Company's Subsidiary entered into a note payable in the amount of $84,000 with Ucino, a subcontractor that originated from costs related to sales. The note called for a maturiy in two years with the full balance of principal and interest due. The note carried an annual interest rate of 21%. During September of 2002 the Subsidary made payment to Ucino with a note receivable that the Subsidiary held with Padma Ventures, a texas company. This note receivable was entered into on December 20, 2001 in the amount of $45,000. The note carried an annual interest rate of 10% withs payment to begin on February 28, 2003 and ending on February 28, 2007. Interest on both the note receivable and note payable was accrued to the payment date and resulted in a capital loss of $3,458.

12.   Contingent Liabilities:
      ----------------------

Currently the Company has not identified any contingent liabilities that may be due.

Item 2.  Management's Discussion and Analysis and Plan of Operations
-------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Gross Revenues for the comparative quarter s ended June 30, 2003 and 2002, declined 100% from the 2002 amount of $3,813. We attribute this decline to the completion of service contracts and the general decline of this market sector that has been evident over the past year with technology spending and new long-term contracts. Our management feels that this market sector will experience a rebound as the technology needs in the market place over the past year have not been met due to an uncertain economy.

Cost of services declined 100% from the prior year's quarter amount of $2,514. This decline was an intentional management of expenses during an uncertain economy. Cost of sales is made up of mainly subcontracted work related to service contract revenue.

General and administrative expenses increased during the quarter as compared to the prior year's quarter. Significant expenses included the realization of $6,600 consulting fee. fees. We expect the significant future general and administrative costs to be that of those costs revolving around our growth plans and professional fees for our filings with the U.S. Securities and Exchange Commission at the parent company level.

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

Item 3. Controls and Procedures
-------------------------------

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

          99.1 Certification

     (b)  Reports of Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant casued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JITSOURCE, INC.

Date:   August 14, 2003                 /s/  Akhee Rahman
                                        --------------------------------
                                        Akhee Rahman
                                        Chief Executive Officer and President


--------------------------------------------------------------------------------

                                  CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER
                   AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Akhee Rahman, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 14, 2003
                                        /s/ Akhee Rahman
                                        --------------------------
                                        Akhee Rahman
                                        Principal Executive Officer and
                                        Principal Financial Officer