Form 10QSB
period 2003-09-30
JITSOURCE INC
filed 2003-11-12
CIK 1192159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2003: 2,358,500 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                                 JITSOURCE, INC.


                              FINANCIAL STATEMENTS


                            AS OF SEPTEMBER 30, 2003




Jitsource, Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                 Page #



                  Balance Sheet                                      1


                  Statement of Operations and Retained Deficit       2


                  Statement of Stockholders Equity                   3


                  Cash Flow Statement                                4


                  Notes to the Financial Statements                  5-9

                                 JITSOURCE, INC.
                           CONSOLIDATED BALANCE SHEET
                 As of September 30, 2003 and December 31, 2002

                                     ASSETS
                                     ------

CURRENT ASSETS                                                                      9/30/2003       12/31/2002
--------------                                                                    -------------- --------------
            Cash                                                                       $     52       $ 26,637
                                                                                  -------------- --------------

                        Total Current Assets                                                 52         26,637
                                                                                  -------------- --------------

PROPERY AND EQUIPMENT
---------------------

            Computer equipment                                                            2,521          2,521
            Less: accumulated depreciation                                               (2,521)        (2,318)
                                                                                  -------------- --------------

                        Total Property and Equipment                                          -            203
                                                                                  -------------- --------------

OTHER ASSETS
------------

            Note receivable - Axiom                                                      16,664         15,500
                                                                                  -------------- --------------

                        Total Other Assets                                               16,664         15,500
                                                                                  -------------- --------------
                        TOTAL ASSETS                                                   $ 16,716       $ 42,340
                                                                                  ============== ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------

            Accounts payable                                                           $  8,930       $  7,500
                                                                                  -------------- --------------
                        Total Current Liabilities                                         8,930          7,500
                                                                                  -------------- --------------

STOCKHOLDERS' EQUITY

            Common Stock, $.0001 par value
                Authorized: 50,000,000
                Issued: 11,791,500 and 2,358,300, respectively                            1,179            236
            Additional paid in capital                                                  161,021        161,964
            Preferred stock, $.0001 par value
                Authorized: 10,000,000    Issued: none                                        -              -
            Allowance for prepaid services
                in the form of stock                                                          -        (22,500)
            Retained earnings (loss)                                                   (154,414)      (104,860)
                                                                                  -------------- --------------
                        Total Stockholders' Equity                                        7,786         34,840
                                                                                  -------------- --------------
                        TOTAL LIABILITIES AND EQUITY                                   $ 16,716       $ 42,340
                                                                                  ============== ==============



 The accompanying footnotes are an integral part of these financial statements.

                                 JITSOURCE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             For the nine months ending September 30, 2003 and 2002


                                                                                    9/30/2003      9/30/2002
                                                                                  -------------- --------------

REVENUE                                                                            $          -  $      38,892
-------

COST OF SERVICES                                                                              -         22,514
----------------                                                                  -------------- --------------

GROSS PROFIT OR (LOSS)                                                                        -         16,378
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                                      50,718         64,030
-----------------------------------                                               -------------- --------------


OPERATING INCOME                                                                        (50,718)       (47,652)
----------------

CAPITAL GAIN (LOSS)                                                                           -         (3,458)
-------------------

INTEREST INCOME (EXPENSE) - NET                                                           1,164         (3,312)
-------------------------------                                                   -------------- --------------


NET INCOME (LOSS)                                                                  $    (49,554) $     (54,422)
-----------------                                                                 ============== ==============


Earnings (loss) per share, basic and diluted                                       $      (0.00) $       (0.01)
--------------------------------------------

Weighted average number of common shares                                             11,791,500      9,822,875
----------------------------------------

(note: the above earnings per share reflect the 5-for-1 stock split in the current year retroactivly applied to the prior year)


                                 JITSOURCE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             For the three months ending September 30, 2003 and 2002




                                                                                    9/30/2003      9/30/2002
                                                                                  -------------- --------------

REVENUE                                                                                $      -       $      -
-------

COST OF SERVICES                                                                              -              -
----------------                                                                  -------------- --------------


GROSS PROFIT OR (LOSS)                                                                        -              -
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                                         460         38,778
-----------------------------------                                               -------------- --------------


OPERATING INCOME                                                                           (460)       (38,778)
----------------

INTEREST INCOME (EXPENSE) - NET                                                             388           (609)
-------------------------------                                                   -------------- --------------


NET INCOME (LOSS)                                                                      $    (72)      $(39,387)
-----------------                                                                 ============== ==============





 The accompanying footnotes are an integral part of these financial statements.

                                 JITSOURCE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            As of September 30, 2003


                                                                                                      ALLOW
                                                                     ADDITIONAL       RETAINED         FOR
                                           COMMON        PAR          PAID IN         ARNINGS         STOCK         TOTAL
                                           STOCK        VALUE         CAPITAL         (DEFICIT)        COMP.        EQUITY
                                     ------------------------------------------------------------------------ --------------
Balance, December 31, 2001                   1,000      $ 1,000       $       -     $   32,915                     $ 33,915

Stock issued in a reverse                1,500,000          150                                                         150
    acquisition with                        (1,000)      (1,000)            850                                        (150)
    Jitsource, LLC

Stock issued for two
  year service contract                    500,000           50          89,950                                      90,000

Allowance for service contract
  prepaid by stock issuance                                                                          (22,500)       (22,500)

Stock issued for cash                      358,300           36          71,164                                      71,200

Net income (loss)                                                                     (137,775)                    (137,775)

                                     ------------------------------------------------------------------------ --------------

Balance, December 31, 2002               2,358,300          236         161,964       (104,860)      (22,500)        34,840

Allowance for service contract
  prepaid by stock issuance                                                                           22,500         22,500

Forward 5-for-1 stock split
  declared on September 27, 2003         9,433,200          943            (943)                                          0

Net income (loss)                                                                      (49,554)                     (49,554)
                                     ------------------------------------------------------------------------ --------------

Balance, September 30, 2003             11,791,500      $ 1,179       $ 161,021     $ (154,414)     $      -       $  7,786
                                     ======================================================================== ==============



 The accompanying footnotes are an integral part of these financial statements.

                                 JITSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ending September 30, 2003 and 2002




CASH FLOWS FROM OPERATING ACTIVITIES                                                9/30/2003      9/30/2002
------------------------------------                                              -------------- --------------
            Net income (loss)                                                          $(49,554)      $(54,422)
                                                                                  -------------- --------------

            Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:

            Depreciation                                                                    203            525
            Compensation in the form of stock                                            22,500         45,000
            Capital loss                                                                      -          3,458
            (Increase) Decrease in accounts receivable                                        -         (3,813)
            (Increase) Decrease in accrued interest receivable                           (1,164)        (5,190)
            Increase (Decrease) in accrued interest payable                                   -          8,502
            Increase (Decrease) in accounts payable                                       1,430          7,514
                                                                                  -------------- --------------

                        Total adjustments to net income                                  22,969         55,996
                                                                                  -------------- --------------

            Net cash provided by (used in) operating activities                         (26,585)         1,574
                                                                                  -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

            Cash received (paid) from related party                                           -         34,505
            Cash paid for investment                                                          -        (15,000)
                                                                                  -------------- --------------

            Net cash flows provided by (used in) investing activities                         -         19,505
                                                                                  -------------- --------------


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

            Cash paid - note payable                                                          -        (47,500)
            Proceeds from stock issuance                                                      -         71,200
                                                                                  -------------- --------------

            Net cash provided by (used in) financing activities                               -         23,700
                                                                                  -------------- --------------

CASH RECONCILIATION
-------------------

            Net increase (decrease) in cash                                             (26,585)        44,779
            Cash - beginning balance                                                     26,637         13,514
                                                                                  -------------- --------------

CASH BALANCE END OF PERIOD                                                             $     52       $ 58,293
                                                                                  ============== ==============




 The accompanying footnotes are an integral part of these financial statements.

================================================================================

                                 JITSOURCE, INC.

                        Notes to the financial statements

================================================================================

1.   Summary of Significant Accounting Policies:
-----------------------------------------------

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

        Machinery and equipment  ........................2 to 10 years
        Furniture and fixture    ........................5 to 10 years

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

2.   Related Party Transactions:
-------------------------------

A shareholder has been provided a loan from the Company and/or loaned the Company working capital in the form of an unsecured demand note. The amount varies from time to time and carries an annual interest rate of 6%.

3.   Accounts Receivable and Customer Deposits:
----------------------------------------------

The Company has immaterial balances in account receivables from time to time and therefore an allowance for doubtful accounts was not established. The Company had no balance in customer deposits.

4.   Use of Estimates:
---------------------

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

5.   Revenue and Cost Recognition:
---------------------------------

The Company uses the accrual basis of accounting for financial statement reporting. Revenues and costs are recognized when services are performed and expenses realized when services are performed or when obligations are incurred for period costs.

6.   Note Receivable:
--------------------

On September 9, 2002, the Company entered into a note receivable with Axium in the amount of $15,000. The note carries an annual interest rate of 10% with principal and interest due at the end of 90 days.

7.   Accounts Payable and Accrued Expenses:
------------------------------------------

Accounts payable and accrued expenses consist of trade payables from normal operations of the business.

8.   Operating Lease Agreements:
-------------------------------

The Company has no short term or long term leases.

9.   Shareholders' Equity
-------------------------

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

During the third quarter of the calendar year ended December 31, 2002, the Company issued 358,300 common shares for $71,200.

On September 27, 2003, the Company declared a 5-for-1 stock split. This stock split has been reflected within the financial statements.

Preferred Stock
---------------

The Company has authorized 10,000,000 preferred shares with a par value of $.0001. No preferred shares have been issued.

10.  Employment Contract and Incentive Commitments:
--------------------------------------------------

On April 5, 2003, the Company entered into a two year employment agreement with its sole Officer and Director, Akhee Rahman, for 500,000 shares of the Company's common stock for executive services for the Company. The value of these shares at the agreement date was $90,000 and will be amortized as salary expense over the term of the contract.

11.  Required Cash Flow Disclosure for Interest and Taxes Paid:
--------------------------------------------------------------

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

12.  Contingent Liabilities:
---------------------------

Currently the Company has not identified any contingent liabilities that may be due.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

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

OVERVIEW

Since our inception, we have generated revenue by placing contract technical resources to telecommunications companies like Verizon and Genuity. We were formed as a vehicle to meet growth needs of companies such as T6X. Our first expansion was the acquisition of Jitsource, L.L.C., a Delaware company based in Irving, Texas. The parent company, Jitsource, Inc., has left all business activity that Jitsource L.L.C. has created with that subsidiary. The comparative results of business activity discussed are that of the subsidiary.

RESULTS OF OPERATIONS

Gross Revenues for the quarters ended September 30, 2003 declined 100% from the comparative quarter ended September 30, 2002 in the amount of $38,892. We attribute this decline to the completion of service contracts and the general decline of this market sector that has been evident over the past year with technology spending and new long-term contracts. Our management feels that this market sector will experience a rebound as the technology needs in the market place over the past year have not been met due to an uncertain economy. For the three months ended September 30, 2003 and 2002, the company had no revenues.

Cost of services declined 100% from the prior year's quarters in the amount of $22,514. This decline was an intentional management of expenses during an uncertain economy. Cost of sales is made up of mainly subcontracted work related to service contract revenue. For the three months ended September 30, 2003 and 2002, the company had no costs of sales.

General and administrative expenses decreased during the quarter as compared to the prior year's quarter. Significant expenses in the current and prior year quarter included the realization of $22,500 of stock compensation, website development and professional fees. We expect the significant future general and administrative costs to be that of those costs revolving around our growth plans and professional fees for our filings with the U.S. Securities and Exchange Commission at the parent company level.

The subsidiary began to experience a decline in revenues during the year 2001 as did most companies in this market sector after a rapid growth during the year 2000. Due to our business model, we maintain the flexibility to monitor our cost of services in relation to our sales revenue. We are actively perusing the market with Jitsource LLC and will continue our growth plans through possible additional acquisitions as discussed above and in our business plan. During the years ended December 31, 2002 and 2001, our subsidiary experienced an immaterial amount of general and administrative costs.

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

        None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports of Form 8-K.

        (a)    Exhibits

               31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

               32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

        (b)    Reports on Form 8-K

               None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JITSOURCE, INC.

Date:   November 11, 2003               /s/  Akhee Rahman
                                        --------------------------------
                                        Akhee Rahman
                                        Chief Executive Officer and President