Form 10KSB
period 2003-12-31
JITSOURCE INC
filed 2004-03-29
CIK 1192159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                       -----------------------------------

                                  FORM 10-KSB

                       -----------------------------------


|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 2003

                       Commission file number: 333-100241

                                 JITSOURCE, Inc
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                       01-0656333
(State or Other Jurisdiction of                        (I.R.S.Employer
Incorporation of Organization)                        Identification No.)

233 Wilshire Boulevard, Suite 960, Santa Monica, California 90401
(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code (310) 393-0104
                                                   --------------


Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                             on which registered

--------------------                             -------------------

--------------------                             -------------------

--------------------                             -------------------

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
------------------------------------------------------------------------
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|_ No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Revenues for year ended December 31, 2003: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant is $1,792,500.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.0001 par value                          11,792,500
-------------------------------                         ---------
      (Title of Class)                           (Shares outstanding at
                                                    March 29, 2004)

                                  JITSOURCE, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED December 31, 2003

                                      INDEX

PART I
------

Item 1              Description of Business

Item 2              Description of Properties

Item 3              Legal Proceedings

Item 4              Submission of Matters to a Vote of
                    Security Holders

PART II
-------

Item 5              Market for the Registrant's Securities
                    and Related Stockholder Matters

Item 6              Management's Discussion and Analysis
                    Or Plan of Operation

Item 7              Financial Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A             Controls and Procedures

PART III
--------

Item 9              Directors, Executive Officers, Promoters and
                    Control Persons; Compliance with Section 16(a) Of the Exchange Act

Item 10             Executive Compensation

Item 11             Security Ownership of Certain Beneficial
                    Owners and Management

Item 12             Certain Relationships and Related
                    Transactions

Item 13             Exhibits and Reports on Form 8-K

Item 14             Principal Accountant Fees and Services

Signatures

                                     PART 1

Item 1. Business

BUSINESS - OUR COMPANY

About Our Company

We are a supplier of consultants to companies and institutions operating in the telecommunications industries. Our ability to be profitable in the future will depend upon many factors, including the success of our marketing strategy, prospective customer preferences and their continued acceptance of our services, and our ability to enter into beneficial alliances with channel partners. We have not spent any money on research and development during the last two years.

Objectives

Our corporate objective is to provide consulting and temporary placement services to company such as Verizon and Genuity. We believe that the keys to meeting these objectives are:

     1.   Sales and marketing activities to attract customers for our services.

     2. Expand the network of placement service partners to meet our customer needs. Jitsource intends to enter into binding relationships (e.g. non-compete and non-disclosure agreements) with companies in the telecommunications industry. The terms of these anticipated agreements are set forth below under "Details of Service Provisioning".

     3. Expand services into resource intensive activities (e.g., transcription services, data entry, coding and software testing) that can be accomplished offshore by professionals at favorable labor costs.

     4.   Customer service combined with improving customers' operating margins.

Products and Services

We focus on supplying contract people to companies in the telecommunications industry. Since inception, we have provided such services to our valued customers by understanding the customer needs through joint "discovery" discussion, finding the correct resource match available in our network of partners /suppliers and making placements in a just-in-time fashion. By joint "discovery" discussion we mean that we meet with each of our clients to discuss a mutual understanding as to the technical consulting needs of such client. Once both parties have an understanding of what is needed we can arrange for the proper consultants to assist the client. We then can generate revenues by collecting the difference between what the customer pays for the service (bill-rate) and what we pay our sub-contractors or independent consultants (pay-rate).

Details of Service Provisioning

Once a customer need has been assessed, we provide the customer with contract service. We are then paid a fee at the rate stated in the customer work authorization (bill-rate). Our sub-contractors are paid per the agreed pay-rate, provided that a properly substantiated invoice is received by us for the billing period detailing the number of hours worked. In addition, the sub-contractor must submit a time sheet signed by our client's representative attesting that these hours were worked to the client's satisfaction.

We pay the sub-contractor for all accepted invoices within thirty (30) days of receipt of the invoice. However, special arrangements can be made with the sub-contractor to bring the payment terms in line with our client's policies or based on other factors (e.g. notes payable etc.). In the event of a dispute, all parties attempt to resolve it in good faith. However, if any dispute cannot be resolved, then the parties agree that the matter will be decided by arbitration in accordance with the Commercial arbitration Rule of the American Arbitration Association.

Market Needs and Competition

According to U.S. Department of Labor (more information at http://stats.bls.gov/oco/cg/cgs033.htm), Computer and data processing services is projected to be the fastest growing industry in the economy, with employment expected to increase 86 percent between 2000 and 2010. Firms may enlist the services of one of over 178,000 establishments in the computer and data processing services industry for help with a particular project or problem, such as setting up a secure website or establishing a marketplace online. Alternatively, they may choose to "outsource" one or more activities.

Since inception, we have been providing professional contract resources to meet our customer needs. Since inception, we have been providing professional contract resources to meet our customer needs. We face competition from companies that provide these same type of services to our customers from small placement companies such as Techniki Informatica, and CDI Inc based in Dallas, Texas.

In the future, we intend to expand our services into resource intensive activities such as transcription services, data entry coding and software testing. Once we have the capability of expanding into these services, we can begin marketing these services to companies outside the United States. Outside the United State, we will have the opportunity to use highly skilled professionals at reduced costs to us since the costs for consultants is significantly cheaper in many foreign countries. For example, a consultant in the United States that would cost us $200 an hour may only cost a fraction of such fees in a country such as India. This will allow us to increase our revenues while not significantly increasing our costs.

Business Model

Our business model is to (1) identify the need for consultants, products and/or services through its sales and marketing efforts, (2) contract with clients to provide the need, and (3) contract with a solution partner to provide the service. Our gross margin is the difference between the contract values.

Sales and Marketing

Sales and marketing activities may include, direct marketing, referrals, promotions, and account management Leads developed through marketing efforts will be contacted on a personal basis to obtain the RFP (request for purchase) and clarify requirements. Our management will evaluate the client needs, develop a solution for satisfying the needs, and prepare a formal proposal for the client.

Offices

Our corporate offices are located at 233 Wilshire Blvd., Suite 960, Santa Monica California 90401. Our telephone number is (310) 393-0104.

Employees

We have one employee, Akhee Rahman, our sole officer and director who is also our sole person in management and on our Board of Directors. In the year 2000, we employed a total of seven independent consultants, during 2001 we employed five independent consultants, during 2002 we employed two independent consultants and during the current year we did not have any independent consulting working on our behalf. We plan to employ additional people and consultants as we continue to implement our plan of operation.

Item 2. Properties

We currently lease approximately 1,500 square feet of office space at 233 Wilshire Blvd., Suite 960, Santa Monica, California. This property is a standard office space which allows us to run our core business of consultant placement. We believe that this space is large enough for our business for the next twelve months. However, if we need additional space in the future, there is an additional 5,000 square feet available to us. We lease the space on a month to month basis for $1,500 per month.

Item 3. Legal Proceedings

To the best of our knowledge, there are no known or pending litigation proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

On March 29, 2004, our transfer agent records indicated that there were approximately 50 shareholders of record of our common stock. Based on information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock exceeds . Our shares of common stock are currently traded on the OTC Electronic Bulletin Board under the symbol "JSRC."

The following table sets forth the high and low bid prices for the common stock for the fourth quarter of 2003.


              YEAR     QUARTER            HIGH             LOW

              2003     Fourth             0.25             0.10

The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

There are currently no outstanding options, warrants or other securities convertible into our common equity. All outstanding warrants have been cancelled by agreements with the warrant holders. There are no other shares outstanding which have registration rights.

Rule 144 Shares

As of March 29, 2004, a total of 11,792,500 shares of our common stock are outstanding and as of March 29, 2004, all 11,792,500 shares of our common stock are available for resale to the public.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1. 1% of the number of shares of the company's common stock then outstanding which, in our case, would equal approximately 117,925 shares as of the date of this prospectus; or

2. The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Notwithstanding same, our affiliates are subject to the volume limitations and trading limitations of Rule 144 regardless of how long they have held such shares.

Dividends

We currently intend to retain future earnings, if any to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

Since our inception, we have generated revenue by placing information technology consultants to telecommunications companies. At this time, we do not have any agreements with any clients to provide these placement services. We were formed as a vehicle to meet the growth needs of companies in the telecommunications industry by allowing these companies to look to us to provide them with independent employees to undertake their technical resource needs. Jitsource, Inc. has left all business activity that Jitsource L.L.C. has created with that subsidiary. The comparative results of business activity discussed are that of Jitsource, Inc. and its subsidiary, Jitsource, LLC for the years ended December 31, 2003 and 2002.

As needed in the past, we have contracted with Ucino Limited to assist us in providing consulting services to companies which operate in the technology arenas such as e-commerce and the internet. From August 2001 to November 2001, we contracted with Ucino to provide consultants to Techniki Informatica, our customer and we agreed to pay Ucino as we received money from our customer. The total work performed by Ucino to Techniki on our behalf amounted to $84,000 and we entered into a note payable agreement with Ucino for this amount since we had not collected from our customer. The note called for maturity in two years with the full balance of principal and interest due and carried an annual interest rate of 21%. As of July, 2002, we had paid the loan down to a total of $36,500. In consideration for the balance of principal and interest owed on such note, we agreed to transfer a note receivable in the amount of $45,000 from Padma Ventures. Based on the interest owed on our note to Ucino, the Padma note receivable wiped out the entire note outstanding with Ucino. We entered into a formal agreement with September 30, 2002 with Ucino to pay the outstanding debt with the Padma note. Interest on both the note receivable and note payable was accrued to the payment date and resulted in a capital loss of $3,458. There is no relationship or affiliation between Ucino and us or any of our officers, directors or promoters in any way.

Padma Ventures, LLC is a holding company with investments in real estate and convenience stores. In December 2001, we agreed to loan Padma Ventures $45,000 for use in their business operations. Padma agreed to repay us at an interest rate of 10% with payments commencing on February 28, 2003 and ending on February 28, 2007. There is no relationship or affiliation between Padma and us or any of our officers, directors or promoters in any way. The business purpose of the loan was to allow us to invest in a company that our management believed was capable of repaying our loan at the terms set forth in the note.

Plan of Operation

We will attempt to raise capital from sale of our common stock, business lines of credit, loans from investors, shareholders or management, and/or joint venture partners. Management will use its best efforts to raise the additional funds carry out the planned exploration program but there is significant risk that we not secure the necessary funding.

We will primarily invest in new business development and ongoing business activities including sales and marketing, advertisement, legal and human resource development. We intend to hire 1-2 experienced business development personnel in the next 3 months. We have sufficient cash and a credit line to hire such personnel and basic operating infrastructure for a period of one year as shown by our working capital balance as of September 30, 2002. If we are successful in developing new business, management will assess the results to determine the best course of action for ongoing and future needs.

Results of Operations

Gross Revenues for the fiscal year ended December of 2003 were $0 which is a decrease of $38,892 from the gross revenues for the year ended December 31, 2002 of $38,892. We attribute this decline to the general decline of this market for companies that need technology service providers that has been evident over the past year with technology spending and new long-term contracts. Our management feels that this market sector will experience a rebound as the technology needs in the market place over the past year have not been met due to an uncertain economy. The Company therefore continues to account for the business as a going concern, however there are no assurances that the Company will be successful.

Cost of services for the fiscal year ended December of 2003 were $0 a decrease from the $22,513 from the cost of services of $22,513 for the year ended December 31, 2002. This decline was an intentional management of expenses during an uncertain economy. Cost of sales is made up of mainly subcontracted work. We have also maintained a very low level of general and administrative expenses at the subsidiary level, due to our business model. We expect the significant future general and administrative costs to be that of those costs revolving around our growth plans and professional fees for our filings with the U.S. Securities and Exchange Commission at the parent company level.

During the year ended December 31, 2003, the Company's management determined that an investment in the form of a note receivable with Axium was un-collectable. The total principle and interest accrued on the note became a capital loss at year end in the amount of $17,050.

Our ability to achieve our business objectives is contingent upon our success in raising additional capital until adequate revenues are realized from operations.

Capital Resources and Liquidity.

As of December 31, 2003 we had negative working capital of $(26,615). The Company plans on continuing as a going concern with plans to raise capital in the public or private debt or securities markets. There is no assurance that the Company will be successful in these markets. If successful, the Company will continue Its plan of operations.

Item 7. Financial Statements

                                 JITSOURCE, INC.



                        CONSOLIDATED FINANCIAL STATEMENTS







                        AS OF DECEMBER 31, 2003 and 2002

                                 JITSOURCE, INC.



               Consolidated Financial Statements Table of Contents




CONSOLIDATED FINANCIAL STATEMENTS                                     Page




                  Independent Auditors Report                            1


                  Balance Sheet                                          2


                  Statement of Operations and Retained Deficit           3


                  Statement of Stockholders Equity                       4


                  Cash Flow Statement                                    5


                  Notes to the Financial Statements                    6-9

Gately & Associates, LLC
Certified Public Accountants
Altamonte Springs, FL


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Board of Directors and Shareholders of Jitsource, Inc.

     We have audited the accompanying balance sheet of Jitsource, Inc. as of December 31, 2003 and 2002 and the related statements of operations, stockholder's equity and cash flows for the twelve months ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jitsource, Inc. as of December 31, 2003 and 2002, and the statement of operations and cash flows for the twelve months ended December 31, 2003 and 2002, in conformity with generally accepted accounting principles.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Footenote 1. to the financial statements, factors raise substantial doubt as to the Company's ability to continue as a going concern.



Gately & Associates, LLC
March 16, 2004

                                 JITSOURCE, INC.
                           CONSOLIDATED BALANCE SHEET
                        As of December 31, 2003 and 2002

                                     ASSETS

CURRENT ASSETS                                                                    12/31/2003       12/31/2002
--------------                                                                  --------------- --------------
            Cash                                                                      $     22       $ 26,637
                                                                                --------------- --------------

                        Total Current Assets                                                22         26,637
                                                                                --------------- --------------

PROPERY AND EQUIPMENT

            Computer equipment                                                           2,521          2,521
            Less: accumulated depreciation                                              (2,521)        (2,318)
                                                                                --------------- --------------

                        Total Property and Equipment                                         -            203
                                                                                --------------- --------------

OTHER ASSETS

            Note receivable - Axiom                                                          -         15,500
                                                                                --------------- --------------

                        Total Other Assets                                                   -         15,500
                                                                                --------------- --------------

                        TOTAL ASSETS                                                  $     22       $ 42,340
                                                                                =============== ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

            Accounts payable                                                          $ 11,930       $  7,500
                                                                                --------------- --------------

                        Total Current Liabilities                                       11,930          7,500
                                                                                --------------- --------------

STOCKHOLDERS' EQUITY

            Common Stock, $.0001 par value
                Authorized: 50,000,000
                Issued: 11,791,500 and 2,358,300, respectively                           1,179            236
            Additional paid in capital                                                 161,021        161,964
            Preferred stock, $.0001 par value
                Authorized: 10,000,000    Issued: none                                       -              -
            Allowance for prepaid services
                in the form of stock                                                         -        (22,500)
            Retained earnings (loss)                                                  (174,108)      (104,860)
                                                                                --------------- --------------

                        Total Stockholders' Equity                                     (11,908)        34,840
                                                                                --------------- --------------

                        TOTAL LIABILITIES AND EQUITY                                  $     22       $ 42,340
                                                                                =============== ==============


 The accompanying footnotes are an integral part of these financial statements.

                                 JITSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the twelve months ending December 31, 2003 and 2002




                                                                                    12/31/2003     12/31/2002
                                                                                 --------------- --------------
 REVENUE                                                                            $         -     $   38,892
 -------

 COST OF SERVICES                                                                             -         22,513
 ----------------
                                                                                 --------------- --------------

 GROSS PROFIT OR (LOSS)                                                                       -         16,379
 ----------------------

 GENERAL AND ADMINISTRATIVE EXPENSES                                                     53,748        148,396
 -----------------------------------
                                                                                 --------------- --------------

 OPERATING INCOME                                                                       (53,748)      (132,017)
 ----------------

 CAPITAL GAIN (LOSS)                                                                    (17,050)        (3,458)
 -------------------

 INTEREST INCOME (EXPENSE) - NET                                                          1,550         (2,300)
 -------------------------------
                                                                                 --------------- --------------

 NET INCOME (LOSS)                                                                  $   (69,248)    $ (137,775)
 -----------------
                                                                                 =============== ==============


 Earnings (loss) per share, basic and diluted                                       $     (0.01)    $    (0.01)
 --------------------------------------------

 Weighted average number of common shares                                            11,791,500      9,822,875
 ----------------------------------------

(note: the above earnings per share reflect the 5-for1 stock split in the current year and retroactivly applied to the prior year)




 The accompanying footnotes are an integral part of these financial statements.

                                 JITSOURCE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             As of December 31, 2003


                                                                                                 ALLOW
                                                                 ADDITIONAL      RETAINED          FOR
                                         COMMON         PAR        PAID IN    EARNINGS           STOCK           TOAL
                                          STOCK        VALUE       CAPITAL      (DEFICIT)         COMP.         EQUITY
                                     ----------------------------------------------------------------------- --------------
Balance, December 31, 2001                     1,000    $ 1,000     $       -     $   32,915                      $ 33,915

Stock issued in a reverse                  1,500,000        150                                                        150
    acquisition with                          (1,000)    (1,000)          850                                         (150)
    Jitsource, LLC

Stock issued for two
  year service contract                      500,000         50        89,950                                       90,000

Allowance for service contract
  prepaid by stock issuance                                                                         (22,500)       (22,500)

Stock issued for cash                        358,300         36        71,164                                       71,200

Net income (loss)                                                                   (137,775)                     (137,775)

                                     ----------------------------------------------------------------------- --------------

Balance, December 31, 2002                 2,358,300        236       161,964       (104,860)       (22,500)        34,840

Allowance for service contract
  prepaid by stock issuance                                                                          22,500         22,500

Forward 5-for-1 stock split                9,433,200        943          (943)                                           0
  declared on September 27, 2003

Net income (loss)                                                                    (69,248)                      (69,248)

                                     ----------------------------------------------------------------------- --------------

Balance, September 30, 2003               11,791,500    $ 1,179     $ 161,021     $ (174,108)       $     -       $(11,908)
                                     ======================================================================= ==============





 The accompanying footnotes are an integral part of these financial statements.

                                 JITSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the twelve months ending December 31, 2003 and 2002




CASH FLOWS FROM OPERATING ACTIVITIES                                              12/31/2003     12/31/2002
------------------------------------
                                                                                --------------- --------------
            Net income (loss)                                                        $ (69,248)    $ (137,775)
                                                                                --------------- --------------

            Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:

            Depreciation                                                                   203            627
            Compensation in the form of stock                                           22,500         67,500
            Capital loss                                                                17,050          3,458
            Impairment loss on related party loan                                            -         50,111
            (Increase) Decrease in accounts receivable                                       -              -
            (Increase) Decrease in accrued interest receivable                          (1,550)        (6,203)
            Increase (Decrease) in accrued interest payable                                  -          8,502
            Increase (Decrease) in accounts payable                                      4,430          7,500
                                                                                --------------- --------------

                        Total adjustments to net income                                 42,633        131,495
                                                                                --------------- --------------

            Net cash provided by (used in) operating activities                        (26,615)        (6,280)
                                                                                --------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES

            Cash received (paid) from related party                                          -         10,703
            Cash paid for investment                                                         -        (15,000)
                                                                                --------------- --------------

            Net cash flows provided by (used in) investing activities                        -         (4,297)
                                                                                --------------- --------------


CASH FLOWS FROM FINANCING ACTIVITIES

            Cash paid - note payable                                                         -        (47,500)
            Proceeds from stock issuance                                                     -         71,200
                                                                                --------------- --------------

            Net cash provided by (used in) financing activities                              -         23,700
                                                                                --------------- --------------

CASH RECONCILIATION

            Net increase (decrease) in cash                                            (26,615)        13,123
            Cash - beginning balance                                                    26,637         13,514
                                                                                --------------- --------------

CASH BALANCE END OF PERIOD                                                           $      22     $   26,637
                                                                                =============== ==============



 The accompanying footnotes are an integral part of these financial statements.

                                JITSOURCE, INC.

                        Notes to the financial statements
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies:

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

Basis of presentation and considerations related to continued existence (going concern):
-----------------------------------------------------------------------

The Company's financial statements have been presented on the basis that it is a going concern, with contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $(69,248) for the year 2003 and $(137,775). During the year 2003 the Company has had no material revenues. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

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

Machinery and equipment   ........................2 to 10 years
Furniture and fixtures    ........................5 to 10 years

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

2.   Related Party Transactions:

A shareholder has been provided a loan from the Company and/or loaned the Company working capital in the form of an unsecured demand note. The amount varies from time to time and carries an annual interest rate of 6%. For the years ended December 31, 2003 and 2002, the Company had no shareholder loans.

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

6.   Note Receivable:

On September 9, 2002, the Company entered into a note receivable with Axium in the amount of $15,000. The note carries an annual interest rate of 10% with principal and interest due at the end of 90 days. As of December 31, 2003, the note was determined by the Company's management to be uncollectable.

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

10.   Employment Contract and Incentive Commitments:

On April 5, 2002, the Company entered into a two year employment agreement with its sole Officer and Director, Akhee Rahman, for 500,000 shares of the Company's common stock for executive services for the Company. The value of these shares at the agreement date was $90,000 and will be amortized as salary expense over the term of the contract.

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

As of December 31, 2003, the Company's management determined its note receivable with Axiom to be uncollectable in the amount of $17,050.

12.   Contingent Liabilities:

Currently the Company has not identified any contingent liabilities that may be due.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(A) of the Exchange Act

The following table sets forth information about our executive officers and directors.

NAME              AGE   POSITION
----              ---   --------

Akhee Rahman      35    President and Chief Executive Officer
                        Secretary/ Treasurer/Director


Akhee Rahman is our founder, Chief Executive Officer, President, Secretary, Treasurer and Director. Ms. Rahman brings over 10 years of experience in managing multinational companies in diverse work environments including manufacturing, retail, and advertising. Prior to joining us, Ms. Rahman was the Vice President of Operations for Converge Global, an internet incubator, from 1999 to 2000. Ms. Rahman was also the Treasurer for Essential Technologies, Inc., a private software solutions firm from 2001 to 2002. There is no affiliation between Essential Technologies, Inc. and us. From 2000-2001 she was the Treasurer for Digitalmen.com, Inc., an online community and resource center for men. From 1996 to 1999 Ms. Rahman was not employed and prior to 1996 she worked as a manager for the clothing retailer, Cache. Ms. Rahman has a Bachelor of Arts degree in International Business. Akhee Rahman is the sister of Reza Rahman, who is our promoter and principal shareholder.

On April 5, 2002, we entered into a five year employment agreement with Akhee Rahman, our sole officer and director. The term of the Agreement was for five years with a base annual salary of 500,000 shares payable in monthly installments commencing on the date of the Agreement. Notwithstanding the Agreement, we agreed to issue the 500,000 shares to Akhee Rahman in one lump sum upon the signing of the employment agreement. The 500,000 shares were issued to Akhee Rahman pursuant to the Agreement as compensation in lieu of cash salary and were valued at $90,000.

The officer and director listed above will remain in office until the next annual meeting of our stockholders, and until her successor has been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our

Director for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors.

Neither our sole officer and director, Akhee Rahman, or our promoter, Reza Rahman have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years. We do not have any standing committees.

BOARD OF DIRECTORS

The board of directors consists of one director.

BOARD COMMITTEES

The Board of Directors has established no committees.

Section 16(a) Beneficial Ownership Reporting Compliance

The following table sets forth, as of March 29, 2004, certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each Named Executive Officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

NAME AND ADDRESS OF                                   AMOUNT AND NATURE OF                      PERCENT OF
BENEFICIAL OWNER (1)                                  BENEFICIAL OWNERSHIP              OUTSTANDING SHARES
--------------------                                  --------------------              ------------------
5% STOCKHOLDERS

Akhee Rahman                                                     2,500,000                          21.20%
233 Wilshire Blvd., Suite 960
Santa Monica, CA 90401

Reza Rahman                                                      7,500,000                          63.60%
377 E. Las Colinas Blvd., #280
Irving, TX 75039

DIRECTORS AND NAMED EXECUTIVE
OFFICERS

Akhee Rahman                                                     2,500,000                          21.20%
233 Wilshire Blvd., Suite 960
Santa Monica, CA 90401

Officers and Directors                                           2,500,000                          21.20%
as a Group


(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Item 10. Executive compensation

Akhee Rahman has been our President and Secretary since inception and received 500,000 shares for a five year employment agreement which commenced April 5, 2002. The following table sets forth information concerning annual and long-term compensation, on an annualized basis for the 2003 fiscal year, for our Chief Executive Officer and for each of our other directors whose compensation on an annualized basis exceeded $100,000 during fiscal 2003.

                           SUMMARY COMPENSATION TABLE

           ANNUAL COMPENSATION                                LONG TERM COMPENSATION
  NAME AND                                    RESTRICTED        SECURITIES    OPTIONS
  PRINCIPAL   FISCAL   OTHER     ANNUAL         STOCK           UNDERLYING   (NO. OF        ALL OTHER
  POSITION     YEAR    SALARY    BONUS       COMPENSATION         AWARDS      SHARES)     COMPENSATION

Akhee
Rahman,
President
and Secretary  2002      0         0          500,000(1)            0            0              0



(1) On April 5, 2002, we entered into a five year employment agreement with Akhee Rahman, our sole officer and director. The term of the Agreement was for five years with a base annual salary of 500,000 shares payable in monthly installments commencing on the date of the Agreement. Notwithstanding the Agreement, we agreed to issue the 500,000 shares to Akhee Rahman in one lump sum upon the signing of the employment agreement. The 500,000 shares were issued to Akhee Rahman pursuant to the Agreement as compensation in lieu of cash salary and were valued at $90,000 as set forth in Note 10 to the financial statements.

Our shareholders may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.


                                  STOCK OPTIONS--Need to update

We did not grant stock options in 2003.

The following table sets forth information with respect to stock options granted to the Named Executive Officers during fiscal year 2003:

                          OPTION GRANTS IN FISCAL 2003
                             (INDIVIDUAL GRANTS)(1)

                                   PERCENT OF
          NUMBER OF                TOTAL OPTIONS
NAME      SECURITIES UNDERLYING    GRANTED TO EMPLOYEES  EXERCISE  EXPIRATION
          OPTIONS GRANTED           IN FISCAL 2001        PRICE    DATE


None


No Executive Officer held options during the 2003 fiscal year. The following table sets forth information as to the number of shares of common stock underlying unexercised stock options and the value of unexercised in-the-money stock options projected at the 2003 fiscal year end:

None

Item 11. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL STOCKHOLDERS


The following table sets forth, as of March 29, 2004, certain information with respect to the beneficial ownership of the common stock by (1) each person known by us to beneficially own more than 5% of our outstanding shares, (2) each of our directors, (3) each Named Executive Officer and (4) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.



NAME AND ADDRESS OF                                   AMOUNT AND NATURE OF                      PERCENT OF
BENEFICIAL OWNER (1)                                  BENEFICIAL OWNERSHIP              OUTSTANDING SHARES
--------------------                                  --------------------              ------------------
5% STOCKHOLDERS

Akhee Rahman                                                       500,000                          21.20%
233 Wilshire Blvd., Suite 960
Santa Monica, CA 90401

Reza Rahman                                                      1,500,000                          63.60%
377 E. Las Colinas Blvd., #280
Irving, TX 75039

DIRECTORS AND NAMED EXECUTIVE
OFFICERS

Akhee Rahman                                                       500,000                          21.20%
233 Wilshire Blvd., Suite 960
Santa Monica, CA 90401

Officers and Directors                                             500,000                          21.20%
as a Group

(1) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Item 12. Certain Relationships and Related Transactions

Akhee Rahman, our sole officer and director, is Reza Rahman's sister. Reza Rahman owned all of the memberships units and was the sole managing member of Jitsource, LLC. Pursuant to the Interest Purchase Agreement between us and Jitsource, LLC, we received all of Mr. Rahman's membership units in Jitsource, LLC in consideration for the issuance of 1,500,000 shares of our common stock to Mr. Rahman. Reza Rahman is our promoter pursuant to Rule 405 of the Securities Act of 1934. Akhee Rahman received her 500,000 shares upon our formation in consideration for appointment as our President and Chief Executive Officer and for services rendered to us.

Reza Rahman, previously Jitsource, LLC' s sole unit holder and our current principal shareholder, previously had been provided with a loan from Jitsource, LLC in the form of an unsecured demand note dated January 1, 2002. The amount varied from time to time and had an annual interest rate of six (6%) percent. Such loan initially was recorded on the financial statements at October 31, 2000 by a reclass of owner`s capital to loan in the amount of $5,986 and the actual cash loan of $50,000 commenced on April 18, 2001. The highest amount outstanding balance on such note was $121,397 and the current balance is $50,111. At December 31, 2002, the Company's management determined this loan receivable in the amount of $50,111 to be impaired with regard to collectibility. The loss of $50,111 has been included in the Company's General and Administrative expenses as required by Generally Accepted Accounting Principals. Notwithstanding same, we have received assurances from Mr. Rahman that he will make future payments on such loan until the balance is paid in full. We believe that such amount will be repaid, however, we do not intend to pursue Mr. Rahman legally if he does not make future payments on the loan.

Please note that the note balance at a high of about $121,000 was reduced by cash payments made by Reza Rahman to us over a period of time. Going forward, our policy is to draw formal promissory notes on all lending and borrowing transactions with affiliated or unaffiliated entities or individuals. Notwithstanding same, we do not intend to make any loans with an affiliate unless such loan is on terms that are not more favorable than if agreed upon by a third party in an arms length transaction. It is also our policy that any affiliated party transactions will be fully disclosed within the body of the financial statements as well as the footnotes to the financial statements.

Item 13. Exhibits and Reports on Form 8-K


(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statement and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits: None

(b)  Reports on Form 8-K. None


Item 14.  Principal Accountant Fees and Services

Audit Fees

For the Company's fiscal year ended December 31, 2003 and December 31, 2002, we were billed $500 and $2,500, respectively, for professional services rendered for the audit of our financial statements. We also were billed approximately $1,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2003 and 2002, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Jitsource, INC.
                                (Registrant)

                                By: /s/ Akhee Rahman
                                ------------------------------
                                Akhee Rahman, President,
                                Chief Executive Officer
                                and Secretary


Date:  March 29, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.


                                Jitsource, INC.
                                (Registrant)

                                By: /s/ Akhee Rahman
                                ------------------------------
                                Akhee Rahman, President,
                                Chief Executive Officer
                                and Secretary


Date:   March 29, 2004