Form 10QSB
period 2004-03-31
JITSOURCE INC
filed 2004-05-17
CIK 1192159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2004: 11,792,500 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                 JITSOURCE, INC.



                        CONSOLIDATED FINANCIAL STATEMENTS







                              AS OF MARCH 31, 2004


                                 JITSOURCE, INC.



                        Consolidated Financial Statements

                               Table of Contents




           CONSOLIDATED FINANCIAL STATEMENTS                           Page






                  Balance Sheet                                          2


                  Statement of Operations and Retained Deficit           3


                  Statement of Stockholders Equity                       4


                  Cash Flow Statement                                    5


                  Notes to the Financial Statements                    6-8

                                 JITSOURCE, INC.
                           CONSOLIDATED BALANCE SHEET
                   As of March 31, 2004 and December 31, 2003

                                     ASSETS

CURRENT ASSETS                                                                    3/31/2004        12/31/2003
--------------                                                                 --------------- ----------------
            Cash                                                                   $        -        $      22
                                                                               --------------- ----------------

                        Total Current Assets                                                -               22
                                                                               --------------- ----------------
PROPERY AND EQUIPMENT
---------------------

            Computer equipment                                                          2,521            2,521
            Less: accumulated depreciation                                             (2,521)          (2,521)
                                                                               --------------- ----------------

                        Total Property and Equipment                                        -                -
                                                                               --------------- ----------------

OTHER ASSETS
------------

            Note receivable - Axiom                                                         -                -
                                                                               --------------- ----------------

                        Total Other Assets                                                  -                -
                                                                               --------------- ----------------

                        TOTAL ASSETS                                               $        -        $      22
                                                                               =============== ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

            Bank overdraft                                                         $        8        $       -
            Accounts payable                                                           12,180           11,930
                                                                               --------------- ----------------

                        Total Current Liabilities                                      12,188           11,930
                                                                               --------------- ----------------

STOCKHOLDERS' EQUITY

            Common Stock, $.0001 par value
                Authorized: 50,000,000
                Issued: 11,792,500 and 11,792,500, respectively                         1,179            1,179
            Additional paid in capital                                                161,021          161,021
            Preferred stock, $.0001 par value
                Authorized: 10,000,000    Issued: none                                      -                -
            Allowance for prepaid services
                in the form of stock                                                        -                -
            Retained earnings (loss)                                                 (174,388)        (174,108)
                                                                               --------------- ----------------

                        Total Stockholders' Equity                                    (12,188)         (11,908)
                                                                               --------------- ----------------

                        TOTAL LIABILITIES AND EQUITY                               $        -        $      22
                                                                               =============== ================



 The accompanying footnotes are an integral part of these financial statements.

                                 JITSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ending March 31, 2004 and 2003

                                                                                 3/31/2004        3/31/2003
                                                                               --------------- ----------------
REVENUE                                                                            $        -        $        -
-------

COST OF SERVICES                                                                            -                 -
----------------                                                               ---------------  ----------------

GROSS PROFIT OR (LOSS)                                                                      -                 -
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                                       280            41,928
-----------------------------------
                                                                               ---------------  ----------------
OPERATING INCOME                                                                         (280)          (41,928)
----------------

INTEREST INCOME (EXPENSE) - NET                                                             -               388
-------------------------------                                                --------------- ----------------

NET INCOME (LOSS)                                                                  $     (280)       $  (41,540)
-----------------                                                              ===============  ================

Earnings (loss) per share, basic and diluted                                       $    (0.00)       $    (0.00)
--------------------------------------------

Weighted average number of common shares                                           11,792,500        11,792,500
----------------------------------------



(note: the above earnings per share reflect the 5-for-1 stock split in the prior year and retroactively applied to the prior year)


 The accompanying footnotes are an integral part of these financial statements.

                                 JITSOURCE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              As of March 31, 2004


                                                                                                 ALLOW
                                                                ADDITIONAL      RETAINED          FOR
                                         COMMON        PAR        PAID IN    EARNINGS           STOCK            TOAL
                                         STOCK        VALUE       CAPITAL      (DEFICIT)         COMP.          EQUITY
                                     ---------------------------------------------------------------------- ----------------
Balance, December 31, 2001                    1,000    $ 1,000     $       -      $  32,915                       $  33,915

Stock issued in a reverse                 1,500,000        150                                                          150
    acquisition with                         (1,000)    (1,000)          850                                           (150)
    Jitsource, LLC

Stock issued for two
  year service contract                     500,000         50        89,950                                         90,000

Allowance for service contract
  prepaid by stock issuance                                                                        (22,500)         (22,500)

Stock issued for cash                       358,300         36        71,164                                         71,200

Net income (loss)                                                                  (137,775)                       (137,775)
                                     ---------------------------------------------------------------------- ----------------

Balance, December 31, 2002                2,358,300        236       161,964       (104,860)       (22,500)          34,840

Allowance for service contract
  prepaid by stock issuance                                                                         22,500           22,500

Forward 5-for-1 stock split               9,433,200        943          (943)                                             0
  declared on September 27, 2003

Net income (loss)                                                                   (69,248)                        (69,248)
                                     ---------------------------------------------------------------------- ----------------

Balance, December 31, 2003               11,792,500      1,179       161,021       (174,108)             -          (11,908)

Net income (loss)                                                                      (280)                           (280)
                                     ---------------------------------------------------------------------- ----------------

Balance, March 31, 2004                  11,792,500    $ 1,179     $ 161,021      $(174,388)     $       -        $ (12,188)
                                     ====================================================================== ================


 The accompanying footnotes are an integral part of these financial statements.

                                 JITSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ending March 31, 2004 and 2003



CASH FLOWS FROM OPERATING ACTIVITIES                                             3/31/2004        3/31/2003
------------------------------------                                           --------------- ----------------
            Net income (loss)                                                         $  (280)       $ (41,540)
                                                                               --------------- ----------------

            Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:

            Depreciation                                                                    -              103
            Compensation in the form of stock                                               -           22,500
            Capital loss                                                                    -                -
            (Increase) Decrease in accounts receivable                                      -                -
            (Increase) Decrease in prepaid expense                                                      (6,600)
            (Increase) Decrease in accrued interest receivable                              -             (388)
            Increase (Decrease) in accounts payable                                       250              750
                                                                               --------------- ----------------

                        Total adjustments to net income                                   250           16,365
                                                                               --------------- ----------------

            Net cash provided by (used in) operating activities                           (30)         (25,175)
                                                                               --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

            None                                                                            -                -
                                                                               --------------- ----------------

            Net cash flows provided by (used in) investing activities                       -                -
                                                                               --------------- ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

            None                                                                            -                -
                                                                               --------------- ----------------

            Net cash provided by (used in) financing activities                             -                -
                                                                               --------------- ----------------

CASH RECONCILIATION
-------------------

            Net increase (decrease) in cash                                               (30)         (25,175)
            Cash - beginning balance                                                       22           26,637
                                                                               --------------- ----------------

CASH BALANCE (DEFICIT) END OF PERIOD                                                  $    (8)       $   1,462
------------------------------------                                           =============== ================


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

Significant Accounting Policies:
--------------------------------

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

 Machinery and equipment        ..................... 2 to 10 years
 Furniture and fixtures         ..................... 5 to 10 years


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

RESULTS OF OPERATIONS

Gross Revenues for the comparative quarters ended March 31, 2004 and 2003 were $0. We have been unable to generate revenues since the completion of service contracts and we believe this is due to the general decline of this market sector that has been evident over the past year with technology spending and new long-term contracts. Our management feels that this market sector will experience a rebound as the technology needs in the market place over the past year have not been met due to an uncertain economy. Cost of services for the quarters ended March 31, 2004 and 2003 were $0.

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

                                        JITSOURCE, INC.

Date:   May 17, 2004                    /s/  Akhee Rahman
                                        --------------------------------
                                        Akhee Rahman
                                        Chief Executive Officer and President