Form 10QSB
period 2004-06-30
JITSOURCE INC
filed 2004-08-09
CIK 1192159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 9, 2004: 11,792,500 shares of common stock outstanding, $0.0001 par value.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                                 JITSOURCE, INC.



                        CONSOLIDATED FINANCIAL STATEMENTS







                              AS OF JUNE 30, 2004


                                 JITSOURCE, INC.



                        Consolidated Financial Statements

                               Table of Contents




           CONSOLIDATED FINANCIAL STATEMENTS                           Page






                  Balance Sheet                                          2


                  Statement of Operations and Retained Deficit         3-4


                  Statement of Stockholders Equity                       5


                  Cash Flow Statement                                    6


                  Notes to the Financial Statements                    7-10


                                          JITSOURCE, INC.
                                    CONSOLIDATED BALANCE SHEET
                            As of June 30, 2004 and December 31, 2003

                                             ASSETS
                                             ------

CURRENT ASSETS                                                                   6/30/2004          12/31/2003
--------------                                                                 --------------- ----------------

            Cash                                                                 $         62     $         22
                                                                               --------------- ----------------

                        Total Current Assets                                               62               22
                                                                               --------------- ----------------

                        TOTAL ASSETS                                             $         62     $         22
                                                                               =============== ================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------

CURRENT LIABILITIES

            Accounts payable                                                     $        350     $     11,930
                                                                               --------------- ----------------

                        Total Current Liabilities                                         350           11,930
                                                                               --------------- ----------------

STOCKHOLDERS' EQUITY

            Common Stock, $.0001 par value
                Authorized: 50,000,000
                Issued: 11,791,500 and 11,791,500, respectively                         1,179            1,179
            Additional paid in capital                                                161,021          161,021
            Preferred stock, $.0001 par value
                Authorized: 10,000,000    Issued: none                                      -                -
            Allowance for prepaid services
                in the form of stock                                                        -                -
            Retained earnings (loss)                                                 (162,488)        (174,108)
                                                                               --------------- ----------------

                        Total Stockholders' Equity                                       (288)         (11,908)
                                                                               --------------- ----------------

                        TOTAL LIABILITIES AND EQUITY                             $         62     $         22
                                                                               =============== ================




                   The accompanying footnotes are an integral part of these financial statements.

                                                         F2



                                                 JITSOURCE, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the six months ending June 30, 2004 and 2003




                                                                                 6/30/2004        6/30/2003
                                                                               --------------- ----------------

REVENUE                                                                         $           -     $          -
-------

COST OF SERVICES                                                                            -                -
----------------
                                                                               --------------- ----------------

GROSS PROFIT OR (LOSS)                                                                      -                -
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                                       560           50,258
-----------------------------------
                                                                               --------------- ----------------

OPERATING INCOME                                                                         (560)         (50,258)
----------------

INTEREST INCOME (EXPENSE) - NET                                                             -              776
-------------------------------

EXTRA ORDINARY ITEM - FORGIVENESS OF DEBT                                              12,180                -
-----------------------------------------
                                                                               --------------- ----------------

NET INCOME (LOSS)                                                               $      11,620     $    (49,482)
-----------------
                                                                               =============== ================


Earnings (loss) per share, basic and diluted                                    $        0.00     $      (0.00)
--------------------------------------------

Weighted average number of common shares                                           11,791,500       11,791,500
----------------------------------------

(note: the above earnings per share reflect the 5-for1 stock split in the prior year and retroactivly applied to the prior year)


                    The accompanying footnotes are an integral part of these financial statements.


                                                         F3



                                 JITSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ending June 30, 2004 and 2003



                                                                                 6/30/2004        6/30/2003
                                                                               --------------- ----------------

REVENUE                                                                         $           -     $          -
-------

COST OF SERVICES                                                                            -                -
----------------
                                                                               --------------- ----------------

GROSS PROFIT OR (LOSS)                                                                      -                -
----------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                                       280            8,330
-----------------------------------
                                                                               --------------- ----------------

OPERATING INCOME                                                                         (280)          (8,330)
----------------

INTEREST INCOME (EXPENSE) - NET                                                             0              388
-------------------------------

EXTRA ORDINARY ITEM - FORGIVENESS OF DEBT                                              12,180                -
-----------------------------------------
                                                                               --------------- ----------------

NET INCOME (LOSS)                                                               $      11,900     $     (7,942)
-----------------
                                                                               =============== ================




                      The accompanying footnotes are an integral part of these financial statements.

                                                             F4




                                                       JITSOURCE, INC.
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                   As of June 30, 2004




                                                                                                 ALLOW
                                                                ADDITIONAL      RETAINED          FOR
                                         COMMON        PAR        PAID IN    EARNINGS           STOCK            TOAL
                                         STOCK        VALUE       CAPITAL      (DEFICIT)         COMP.          EQUITY
                                     ---------------------------------------------------------------------- ----------------

Balance, December 31, 2001                    1,000   $  1,000     $       -     $   32,915                      $   33,915

Stock issued in a reverse                 1,500,000        150                                                          150
    acquisition with                         (1,000)    (1,000)          850                                           (150)
    Jitsource, LLC

Stock issued for two
  year service contract                     500,000         50        89,950                                         90,000

Allowance for service contract
  prepaid by stock issuance                                                                        (22,500)         (22,500)

Stock issued for cash                       358,300         36        71,164                                         71,200

Net income (loss)                                                                  (137,775)                       (137,775)

                                     ---------------------------------------------------------------------- ----------------

Balance, December 31, 2002                2,358,300        236       161,964       (104,860)       (22,500)          34,840

Allowance for service contract
  prepaid by stock issuance                                                                         22,500           22,500

Forward 5-for-1 stock split               9,433,200        943          (943)                                             0
  declared on September 27, 2003

Net income (loss)                                                                   (69,248)                        (69,248)

                                     ---------------------------------------------------------------------- ----------------

Balance, December 31, 2003               11,791,500      1,179       161,021       (174,108)             -          (11,908)

Net income (loss)                                                                    11,620                          11,620

                                     ---------------------------------------------------------------------- ----------------

Balance, June 30, 2004                   11,791,500   $  1,179     $ 161,021     $ (162,488)     $       -       $     (288)
                                     ====================================================================== ================




                          The accompanying footnotes are an integral part of these financial statements.

                                                                   F5


                                 JITSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ending June 30, 2004 and 2003




CASH FLOWS FROM OPERATING ACTIVITIES                                             6/30/2004        6/30/2003
------------------------------------                                           --------------- ----------------

            Net income (loss)                                                   $      11,620   $      (49,482)
                                                                               --------------- ----------------

            Adjustments to reconcile net income to net cash
              provided by (used in) operating activities:

            Depreciation                                                                    -              203
            Compensation in the form of stock                                               -           22,500
            (Increase) Decrease in accounts receivable                                      -                -
            (Increase) Decrease in prepaid expense                                                           -
            (Increase) Decrease in accrued interest receivable                              -             (776)
            Increase (Decrease) in accounts payable                                   (11,580)           1,000
                                                                               --------------- ----------------

                        Total adjustments to net income                               (11,580)          22,927
                                                                               --------------- ----------------

            Net cash provided by (used in) operating activities                            40          (26,555)
                                                                               --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

            None                                                                            -                -
                                                                               --------------- ----------------

            Net cash flows provided by (used in) investing activites                        -                -
                                                                               --------------- ----------------


CASH FLOWS FROM FINANCING ACTIVITIES

            None                                                                            -                -
                                                                               --------------- ----------------

            Net cash provided by (used in) financing activities                             -                -
                                                                               --------------- ----------------

 CASH RECONCILIATION

             Net increase (decrease) in cash                                                40         (26,555)
             Cash - beginning balance                                                       22          26,637
                                                                                --------------- ----------------

 CASH BALANCE (DEFICIT) END OF PERIOD                                           $           62  $           82
                                                                                =============== ================


                       The accompanying footnotes are an integral part of these financial statements.

                                                            F6



================================================================================
                                 JITSOURCE, INC.

                        Notes to the financial statements

================================================================================

1.   Summary of Significant Accounting Policies:
------------------------------------------------

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

Machinery and equipment ........................2.to.10 years
Furniture and fixtures  ........................5.to.10 years

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

================================================================================
                                 JITSOURCE, INC.

                        Notes to the financial statements

================================================================================

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

Fair Value of Financial Instruments - The Company's financial instruments
-----------------------------------
include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Earnings Per Share - Basic earnings per share is computed by dividing earnings
------------------
available to shareholders by the weighted-average number of shares outstanding for the period as guided by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings

Concentrations of Credit Risk- Financial instruments which potentially expose
-----------------------------
the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions that are insured by the FDIC.

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

2.   Related Party Transactions:
--------------------------------

A shareholder has been provided a loan from the Company and/or loaned the Company working capital in the form of an unsecured demand note. The amount varies from time to time and carries an annual interest rate of 6%. For the years ended December 31, 2003 and 2002, the Company had no shareholder loans.

3.   Accounts Receivable and Customer Deposits:
-----------------------------------------------

The Company has immaterial balances in account receivables from time to time and therefore an allowance for doubtful accounts was not established. The Company had no balance in customer deposits.

================================================================================
                                 JITSOURCE, INC.

                        Notes to the financial statements

================================================================================

4.   Use of Estimates:
----------------------

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

5.   Revenue and Cost Recognition:
----------------------------------

The Company uses the accrual basis of accounting for financial statement reporting. Revenues and costs are recognized when services are performed and expenses realized when services are performed or when obligations are incurred for period costs.

6.   Note Receivable:
---------------------

On September 9, 2002, the Company entered into a note receivable with Axium in the amount of $15,000. The note carries an annual interest rate of 10% with principal and interest due at the end of 90 days. As of December 31, 2003, the note was determined by the Company's management to be uncollectable.

7.   Accounts Payable and Accrued Expenses:
-------------------------------------------

Accounts payable and accrued expenses consist of trade payables from normal operations of the business.

8.   Operating Lease Agreements:
--------------------------------

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

Shortly after inception the Company entered into an agreement to compensate a Company officer to run the Company for a period of two years. The agreement called for the issuance of 500,000 restricted common shares for a value of $90,000. The Company considers this agreement to be fully paid and the duties of the officer are considered complete.

During the third quarter of the calendar year, the Company issued 358,300 common shares for $71,200.

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $.0001. No preferred shares have been issued.

================================================================================
                                 JITSOURCE, INC.

                        Notes to the financial statements

================================================================================

10.   Employment Contract and Incentive Commitments:
----------------------------------------------------

On April 5, 2002, the Company entered into a two year employment agreement with its sole Officer and Director, Akhee Rahman, for 500,000 shares of the Company's common stock for executive services for the Company. The value of these shares at the agreement date was $90,000 and will be amortized as salary expense over the term of the contract. The Company has relieved the Director from the duties of this employment agreement and the Director is to be considered by the Company as paid in full for this contract.

11.   Required Cash Flow Disclosure for Interest and Taxes Paid:
----------------------------------------------------------------

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

12.   Contingent Liabilities:
-----------------------------

Currently the Company has not identified any contingent liabilities that may be due.

13.   Extra Ordinary Item:
--------------------------

The Company entered into an agreement with its creditor for the forgiveness of its accounts payable balance of $12,180. Forgiveness of debt is considered to be an extra ordinary item by the Company.

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

On July 26, 2004 we entered into a letter of intent to acquire one hundred percent (100%) of the ownership interest of Detto Technologies, Inc., for the issuance of shares of the Company's common stock to the Detto Technologies, Inc. shareholders. Consummation of the transaction is subject to the satisfaction of certain conditions including the execution of definitive agreements and the completion of due diligence. No assurance can be given that this acquisition will be consummated.

RESULTS OF OPERATIONS

Gross Revenues for the comparative quarters ended June 30, 2004 and 2003 were $0. We have been unable to generate revenues since the completion of service contracts and we believe this is due to the general decline of this market sector that has been evident over the past year with technology spending and new long-term contracts. Our management feels that this market sector will experience a rebound as the technology needs in the market place over the past year have not been met due to an uncertain economy. Cost of services for the quarters ended June 30, 2004 and 2003 were $0.

General and administrative expenses decreased during the quarter as compared to the prior year's quarter. Significant expenses in the current and prior year included the realization of $22,500 of stock compensation, website development and professional fees. We expect the significant future general and administrative costs to be that of those costs revolving around our growth plans and professional fees for our filings with the U.S. Securities and Exchange Commission at the parent company level.

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

                                        JITSOURCE, INC.

Date:   August 4, 2004                  /s/  Akhee Rahman
                                        --------------------------------
                                        Akhee Rahman
                                        Chief Executive Officer and President