Form 10QSB
period 2004-09-30
JITSOURCE INC
filed 2004-11-22
CIK 1192159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-100241

                            DETTO TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       01-656333
    (State of Incorporation)                   (IRS Employer Identification No.)

                    14320 NE 21ST STREET, BELLEVUE, WA 98007
                    (Address of principal executive offices)

                                 (425) 201-5000
                        (Registrant's telephone number)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

       As of November 12, 2004, there were 15,351,668 shares of registrant's Common Stock, $.0001 par value, outstanding.

       Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

ITEM 1.  FINANCIAL STATEMENTS
BALANCE SHEETS

                    DETTO TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSILIDATED BALANCE SHEETS

                                                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                                                            2004            2003
                                                                                                        (Unaudited)     (Unaudited)
                                                                                                       ------------    ------------
ASSETS                                                                                         (in thousands, except per share data)
              CURRENT ASSETS
                           Cash & cash equivalents                                                     $         67    $         66
                           Accounts receivable, net                                                             519             466
                           Inventory                                                                             52             154
                           Prepaid expenses and other current assets                                             20              23
                                                                                                       ------------    ------------
                                        Total Current Assets                                                    658             709
                                                                                                       ------------    ------------
              PROPERTY, PLANT AND EQUIPMENT, net                                                                 63              91
              OTHER ASSETS                                                                                       11              11
                                                                                                       ------------    ------------
                                                                                                                 74             102
                                                                                                       ------------    ------------

TOTAL ASSETS                                                                                           $        732    $        811
                                                                                                       ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              CURRENT LIABILITIES
                           Accounts payable                                                            $        892    $      1,248
                           Factor liability                                                                     367             323
                           Bridge loans, net                                                                    820           3,039
                           Accrued liabilities                                                                  692             370
                                                                                                       ------------    ------------
                                        Total Current Liabilities                                             2,771           4,980
                                                                                                       ------------    ------------
              DEFERRED REVENUE                                                                                   40              --
                                                                                                       ------------    ------------
              LONG TERM LIABILITIES                                                                              --              --
                                                                                                       ------------    ------------
              COMMITMENTS AND CONTINGENCIES                                                                      --              --
                                                                                                       ------------    ------------
              STOCKHOLDERS' EQUITY (DEFICIT)

                           Preferred stock, $0.0001 par value; 20,000,000 shares authorized
                                 zero shares issued and outstanding                                              --              --
                           Common stock, $0.0001 par value; 100,000,000 shares authorized,
                                 15,351,668 shares issued and outstanding as of September 30, 2004
                                 and 5,601,905 shares issued and outstanding as of December 31, 2003          1,535             575
                           Additional paid in capital                                                        12,834          11,328
                           Accumulated deficit                                                              (16,447)        (16,072)
                                                                                                       ------------    ------------
                                        Total Stockholders' Equity (Deficit)                                 (2,078)         (4,169)
                                                                                                       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                   $        732    $        811
                                                                                                       ============    ============

                See accompanying condensed notes to the condensed
                       consolidated financial statements.

                    DETTO TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE AND NINE MONTHS ENDED SEPTEMBER 30


                                                                   Three Months Ended             Nine Months Ended
                                                                    September 30,                  September 30,
                                                           ----------------------------    ----------------------------

                                                               2004           2003            2004            2003
                                                           (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
                                                           ------------    ------------    ------------    ------------
                                                                        (in thousands, except per share data)
REVENUES                                                   $      1,252    $      1,005    $      3,315    $      3,393

COST OF REVENUES                                                    320             319             962           1,220
                                                           ------------    ------------    ------------    ------------

GROSS PROFIT                                                        932             686           2,353           2,173

OPERATING EXPENSES
              Research and development                              244             234             658             715
              Sales and marketing                                   271             257             877             872
              General and administrative                            299             326             907             990
                                                           ------------    ------------    ------------    ------------

                           Total Operating Expenses                 814             817           2,442           2,577
                                                           ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                       118            (131)            (89)           (404)
                                                           ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)
              Interest expenes, net                                 (20)            (53)           (139)           (162)
              Merger-related fees                                  (100)             --            (100)             --
              Other                                                 (14)            (21)            (47)            (85)
                                                           ------------    ------------    ------------    ------------

                           Total Other Income (Expenses)           (134)            (74)           (286)           (247)
                                                           ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                   (16)           (205)           (375)           (651)
                                                           ------------    ------------    ------------    ------------

INCOME TAXES                                                         --              --              --              --
                                                           ------------    ------------    ------------    ------------

NET LOSS                                                   $        (16)   $       (205)   $       (375)   $       (651)
                                                           ============    ============    ============    ============

              BASIS AND DILUTED NET LOSS
              PER COMMON SHARE                             $      (0.00)   $      (0.04)   $      (0.05)   $      (0.12)
                                                           ============    ============    ============    ============

              WEIGHTED AVERAGE NUMBER OF
              BASIC AND DILUTED COMMON STOCK
              SHARES OUTSTANDING                             11,851,252       5,601,905       7,725,953       5,601,905
                                                           ============    ============    ============    ============

                See accompanying condensed notes to the condensed
                       consolidated financial statements.

                                   DETTO TECHNOLOGIES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        NINE MONTHS ENDED SEPTEMBER 30,

                                                                             Nine Months Ended
                                                                                September 30,
                                                                           ------------------------
                                                                             2004             2003
                                                                          (Unaudited)      (Unaudited)
                                                                           -------          -------
                                                                       (in thousands, except per share data)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss)                                                           $  (375)         $  (650)
      Adjustments to reconcile net loss to cash
      used in operating activities:
           Depreciation and amortization                                        31               63
           Decrease (increase) in assets;
                  Accounts receivable                                          (54)             825
                  Inventory                                                    102               39
                  Prepaid expenses and other current assets                      3               (7)
           Increase (decrease) in liabilities:
                    Accounts payable and other current liabilities             (34)            (411)
                    Deferred revenue                                            40               --


                         Net cash used in operating activities                (287)            (141)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                        (3)             (30)
                         Net cash used by investing activities                  (3)             (30)


CASH FLOWS FROM FINANCING ACTIVITIES

      Factoring of accounts receivable                                          44             (232)
      Proceeds from sale of common stock                                       434                2
      Proceeds from bridge loans                                               818              301
      Payments of bridge loans                                              (1,005)              --

                         Net cash provided by financing activities             291               71


      Net increase (decrease) in cash                                            1             (101)

      CASH, BEGINNING                                                           66              162

      CASH, ENDING                                                         $    67          $    61
                                                                           =======          =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Interest expense paid                                                $    --          $    --
                                                                           =======          =======

      Income taxes paid                                                    $    --          $    --
                                                                           =======          =======

NON-CASH FINANCING AND INVESTING ACTIVITIES:
      Common stock issued from bridge loans                                  2,032               --


                See accompanying condensed notes to the condensed
                       consolidated financial statements.

NOTE 1.  INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Detto Technologies, Inc.'s (the "Company") financial position, the results of its operations and its cash flows for the dates and periods presented and to make such information presented not misleading. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003, contained in the Company's Amendment No. 2 to Form 8-K/A filed November 15, 2004. The results of operations for the period ended September 30, 2004, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending December 31, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Detto Technologies, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred significant losses through September 30, 2004, has negative working capital and has limited cash resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management is currently attempting to obtain additional funding through the sale of capital stock. However, the achievement of these plans cannot be predicted with certainty and there can be no assurance that additional financing can be achieved.

Accounting Method
The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank accounts, which may at times exceed federal insured limits and in money market accounts that are not federally insured. The Company has not experienced any losses in such accounts.

Fair Value of Financial Instruments
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2004.

Recent Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. At December 31, 2003, SFAS No. 150 had no effect on the Company.

Revenue Recognition
The Company recognizes revenue for product sales when there is a mutually executed sales contract, when the products are shipped and title passes to customers, when the contract price and terms are fixed, and when collectibility is reasonably assured.

The Company sells products through resellers, original equipment manufacturers and other channel partners, as well as directly to end users. Typically, a software license, hardware, installation and post-contract customer support elements are combined into a package with a single "bundled" price. A portion of the sales price is allocated to each element of the bundled package based on their respective fair values as determined when the individual elements are sold separately. When rights of return are present and the Company cannot estimate returns, the Company recognizes revenue when such rights lapse.

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. A receivable is considered past due if payments have not been received by the Company for 30 days. The Company does not accrue interest on past due invoices. The Company endeavors to collect on its accounts or, if collection is unlikely, to repossess the related product.

Basic and Diluted Loss Per Share
Statement of Financial Accounting Standards No.128, "Earnings Per Share" (hereinafter "SFAS No. 128"), requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year. As all potential common shares are anti-dilutive, the effects of options, warrants and convertible securities are not included in the calculation of diluted loss per share.

Inventory
Inventory consists of packaged software finished goods including CD ROMS and cables and is stated at the lower of cost (determined on a first-in, first-out basis) or market.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Concentrations
For the period ending September 30, 2004, the Company had one customer which represented 42% of revenue, and one customer which represented 71% of accounts receivable at September 30, 2004.

For the year ended September 30, 2003, the Company had two customers which represented 46% and 18% of revenues, respectively, and had one customer which represented 57% of accounts receivable at December 31, 2003.

Advertising Costs
Advertising costs are expensed as incurred.

Research and Development Costs
The Company makes significant investments in research for the development of new products. Research and development costs are charged to expense as incurred.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and Equipment is carried at cost less an allowance for depreciation. Depreciation is recorded using the straight-line method over an estimated useful life of three to seven years.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has obtained various financing arrangements through existing shareholders. See Note 5.

NOTE 5 - DEBT

Bridge Loans

The Company currently has bridge loans that are owed to one director and to an affiliate of another director. The total amount outstanding is $430,000 and is due on January 15, 2005. The bridge loans carry an interest rate of 8% and are convertible into shares of the Company's common stock at $0.58 per share at the holders' discretion.

As of September 30, 2004, another shareholder has guaranteed a loan at a commercial bank for $390,000 for the Company's use.

Factor Liability
In February 2002, the Company entered into an agreement with a financial institution, whereby the institution will advance up to 70% of accounts receivable due up to 60 days from the invoice date. The agreement allows for a maximum advance limit of $1,000,000 to be advanced to the Company at any given time. The Company is charged an origination fee of 1.50% of the amount of the purchased account. A service charge of 0.05% of the advanced amount is charged for each day the amount is outstanding past 30 days. As the arrangement did not constitute a sale under the provisions of Statement of Financial Accounting Standards 140, the Company has recorded a liability within the financial statements.

NOTE 6 - STOCK OPTIONS AND WARRANTS

Stock Options
In August 2004, the Company adopted an employee stock option plan (the "Plan"), which provides for nonqualified and incentive stock options for officers, directors, employees and consultants, and has reserved a total of 2,000,000 shares of common stock for issuance pursuant to the Plan. Options under the Plan generally expire ten years from the date of grant, or five years in the case of an option holder owning more than 10% of the voting power of all classes of stock. Under the Plan, the Plan administrator will set conditions for the exercise of the options. Exercise prices for common stock subject to options issued under the Plan are equal to the fair market value of the common stock, as determined by the Company's board of directors, on the grant date. Generally, options vest over three years.

The Company applies the intrinsic method under APB Opinion No. 25 and related interpretations in accounting for its employee stock compensation plan. To date, the exercise price of stock options granted to employees has been equal to the fair value of the underlying shares at the date of grant. Accordingly, no compensation costs have been recognized for options granted to employees.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires the disclosure of pro-forma information as if the Company had adopted the fair value method of accounting for stock based compensation. There would have been no pro-forma effect on the Company's net income applying SFAS 123 for the nine months ended September 30, 2004.

At September 30, 2004, 1,210,000 options remained available for future grant. Stock options activity under the plan is summarized as follows:

                                                            Weighted
                                                            Average
                                                            Exercise
                                              Shares         Price
                                              -------       --------
Options outstanding at August 26, 2004
  (date plan adopted)                              --
Granted                                       790,000        $1.56
Cancelled
Exercised                                          --           --
                                              -------        -----
Options outstanding at September 30, 2004     790,000        $1.56
                                              =======        =====

Warrants
As part of the acquisition of Detto Technologies, the Company assumed some common stock warrants. Outstanding warrants to purchase common stock at September 30, 2004 are as follows:

                                                      Exercise
                                         Common       Price Per      Expiration
                                         Shares         Share           Date
                                        --------      ---------     ------------
Warrants assumed from Acquisition        31,153         $4.82         10/04/04
Warrants assumed from Acquisition        49,844         $4.82         1/22/05
Warrants assumed from Acquisition        62,409         $4.82         2/14/05
Warrants assumed from Acquisition        41,537         $4.82         3/05/05
Warrants assumed from Acquisition        41,537         $2.41         4/02/05
Warrants assumed from Acquisition        27,500         $0.58         11/17/07
OUTSTANDING AT 9/30/04                  253,980

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company leases its facilities in Bellevue, Washington under operating leases expiring in 2006. In addition, the Company leases computer equipment under an operating lease. The approximate future rental payments due under the Company's leases are as follows:

Years Ending
December 31, 2004                                   $    26,000
December 31, 2005                                        96,500
                                                    -----------
       Total minimum lease payments                 $   122,500
                                                    ===========

NOTE 9 - REVERSE MERGER AND RECAPITALIZATION

Reverse Merger and Recapitalization
Jitsource Inc., the original registrant acquired Detto Technologies, Inc. as part of a stock exchange and recapitalization of Detto. The continuing reporting entity for operating activities will be Detto. Jitsource was incorporated in the State of Delaware in April 2002. The Company was originally incorporated as Jitsource, Inc. (Jitsource). Effective August 26, 2004, the acquisition of Detto Technologies, Inc., and concurrent with the acquisition, the Company changed its name to Detto Technologies, Inc. Pursuant to a Stock Purchase Agreement dated August 19, 2004 by and among Jitsource, Inc., Detto, the shareholders of Detto, and Jitsource has acquired 99% of the total outstanding shares of Detto. Jitsource will endeavor to acquire the remaining shares of Detto in subsequent closings. Jitsource issed one share of its common stock for each 7.97 Dettos shares transferred to Jitsource. After the transaction was completed, former Jitsource shareholders owned 4,685,000 and former Detto shareholders owned 10,666,668 shares of the Company's common stock. Since Jitsource, Inc. had no operations, since the shareholders of Detto acquired a majority of the issued and outstanding shares of Jitsource, and the Detto management team and board of directors became the management team and board of directors of Jitsource, according to FASB statement No. 141-"Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes in a manner similar to reverse acquisition accounting. In accounting for this transaction, Detto is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are indcluded in the balance sheet at their historical book values, and the results of operations of Detto has been presented for the comparative prior period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include our expectations, hopes and intentions regarding the future, including but not limited to statements regarding (i) our strategy, (ii) our research and development plans, (iii) our expectation about selling and marketing costs and general and administrative costs, (iv) the sufficiency of our capital resources,
(v) our capital expenditures, (vi) our financing plan, (vii) our revenue and cost of license and service revenue, (viii) our operations and operating results, (ix) our competitive position, (x) our expectation about certain markets, and (xi) our expectation about future expenses. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the "Risk Factors" section and elsewhere in this Form 10-QSB. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

This discussion and analysis of the financial statements and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, including the related notes thereto, contained elsewhere in this Form 10-QSB.

OVERVIEW

      We were incorporated in the State of Delaware in April 2002. We were originally incorporated as Jitsource, Inc. (Jitsource). Effective August 26, 2004, we completed the acquisition of Detto Technologies, Inc., a Washington corporation ("Detto"). Concurrent with the acquisition, we changed our name to Detto Technologies, Inc. Since Jitsource, Inc. had no operations, pursuant to a Stock Purchase Agreement dated August 19, 2004 by and among Jitsource, Inc., Detto and the shareholders of Detto, Jitsource has acquired 99% of the total outstanding shares of Detto. Jitsource will endeavor to acquire the remaining shares of Detto in subsequent closings. Jitsource issued one share of its common stock for each 7.97 Detto shares transferred to Jitsource. After the transaction was completed, former Jitsource shareholders owned 4,685,000 and former Detto shareholders owned 10,666,668 shares of the Company's common stock. Since the shareholders of Detto acquired a majority of the issued and outstanding shares of Jitsource and the Detto management team and board of directors became the management team and board of directors of Jitsource, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

         o Detto is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of Detto have been presented for the comparative prior period;

         o Control of the net assets of Detto was acquired effective August 26, 2004. This transaction has been accounted for as a purchase of the assets and liabilities of Jitsource by Detto. The historical cost of the net liabilities assumed was zero.

         o Because Jitsource had no business at the date of acquisition, no goodwill was recorded in connection with the transaction.

         o Merger-related expenses were charged to operations since the excess of fair value of the merger services provided exceeded the fair value of the net assets acquired of Jitsource.

         The above is considered a one-time critical accounting policy.

         As a result of the transaction described above we changed our name from Jitsource, Inc. to Detto Technologies, Inc.

         Our principal business is in the Consumer and Small and Medium Business
(SMB) computer migration market. Our main products are IntelliMover(TM) and IntelliMover(TM) Business Edition, PC-to-PC migration products, and Move2Mac(TM), a PC-to-Mac migration product. Both products simplify the tedious and laborious process of moving to a new computer, saving the user endless hours of effort and frustration. In addition to its migration products we sell a number of other products through our sales channel.

         Our primary sales channel is through original equipment manufacturers ("OEMs") such as Dell Computer, Gateway, Hewlett-Packard/Compaq, IBM and Apple (which as a group ship over 60% of the computers shipped in the USA and almost 40% of the worldwide shipments). We also sell our products in retail outlets (CompUSA, Best Buy, Fryes, etc.) through our partner, Nova Development.

PRODUCTS

Our core competency is our ability to safely transfer personal information from one personal computer ("PC") to another, with specific emphasis on safety regardless of operating system or model of computer. To accomplish this, we have created a methodology for both extracting this information from the old PC, and then integrating it into the new PC, that virtually guarantees successful operation on the new PC. This means your new computer will not only have your files in the same location and folders, but your background, email, Internet favorites and cookies and most of your settings for popular applications.

We do this by extracting data, settings, and preferences out of applications and operating systems and distilling the data into vendor neutral file formats that allow us to prepare the extracted data and convert it into other applications or operating systems. Our software is hardware and operating system agnostic, which enables it to migrate and retrieve specific pieces of data to and from virtually any computing device. We has created the ability to move the data regardless of transport type, including cable (USB or Parallel), wired (LAN or WAN), wireless (WIFI, 802.11a, b or g), or media (CDs, Microdrives, Zip, Jaz, etc.) With our technology, users are able to capture and store every aspect of their data so that data migrations and backups/restores are complete.

We are currently selling a version of our software, IntelliMover(TM), to the PC market through OEMs including Dell, Hewlett-Packard/Compaq, and Gateway/eMachines. This flagship product is an "intelligent" migration software program that enables users to quickly and easily integrate profiles into new computers, giving the new computer the same look and feel as the old one. IntelliMover(TM) transfers customized settings, preferences, data files, email and more from an old PC to a new PC.

As computer environments become increasingly flexible and tailored to individual preferences and settings, successfully migrating that environment from one computer to another becomes increasingly difficult. This problem is compounded by applications and operating systems that have become increasingly customizable. IntelliMover(TM) enables users to become immediately productive on new PCs by solving the complexity associated with migrations, including migrations between operating systems or application versions. New application versions rarely contain and handle data in the same manner as earlier versions, thereby increasing the complexity of the migration process with every update. A typical upgrade scenario occurs when users buy a new system that comes preloaded with new applications. We have created a unique solution that allows users to upgrade software to the latest version without leaving behind, on the old computer, the templates, macros, and custom tools that may require days to recreate. IntelliMover(TM) supports over 24 applications for cross version, over 4 applications for cross application, and over 100 applications are supported for file migration and transfer.

The traditional approach to migration employed by software vendors is to copy from the old PC and overwrite what's on the new PC. This solution has two major flaws. The first errors can occur when the new PC has a more recent version of software than what is on the old PC (i.e. Word 97 and Word XP). When applications change versions, they very often alter how they handle data files. Thus, to copy a file from the old PC to the new PC, without understanding how the new version will interpret that data file, can result in problems when the new version of the application tries to access this file. Standard file copy migration mechanisms often lose existing data by overwriting when the identically named files exist on both devices. For example, corporate IT departments often set up a standard image that is specific to the "corporate configuration" for that particular company or department. It can include custom dictionaries (for example in Microsoft Office), which often contain a default list of words that are specific to the particular corporation but not in the standard dictionaries supplied by Microsoft. During a typical migration, Microsoft Office's Custom.dic, the custom dictionary from the old computer will overwrite the Custom.dic on the new computer, thereby removing all dictionary entries that have been provided by the IT department. In this example, our approach is to extract the individual entries from the custom dictionaries on both PCs and merge them together on the new computer, resulting in a Custom.dic that contains the entries stored on both the new and old computers.

We have approached the migration issue from a different perspective. Instead of copying and overwriting, IntelliMover(TM) analyzes applications on the old PC and then creates a generic profile of the data, which is compatible with the version of the application on the new PC. In addition, we integrate this profile with data in the new PC instead of overwriting existing data. With this "intelligent migration" approach, the "old" favorites are integrated with the "new" favorites, ensuring the integrity of the data from both the old and new PC after the migration. Without intelligence in the process, migration is no more than moving a copy of one machine's hard drive to another. This method is extremely unreliable and can cause errors in applications since they may be missing key files and settings necessary to function correctly.

We believe we have the only product on the market today that is able to migrate data from one application to another in the same software category ("cross application migration technology"). In our IntelliMover(TM) product, we illustrate the utility of cross application functionality with its ability to move media player playlists between the several different media players. Users benefit by having access to their playlists independent of the available media player they are coming or going to (WinAmp, Windows Media Player, Sonique, and MusicMatch Jukebox). Additionally, users could consolidate email applications (AOL to Outlook), office applications (Word to Lotus) and business applications (Microsoft Money to Quicken).

While our technology supports an Internet based transport, our IntelliMover(TM) product currently requires the use of a parallel, USB cable or TCPIP cross-over cable. We bundle our IntelliMover(TM) software with these cable solutions for transporting profiles between PCs. The cable connects to both computers and enables users to move specific files individually or in folders quickly and easily. Using IntelliMover(TM), migrating and integrating 500 megabytes of data takes only minutes.

We believe it offers the most comprehensive migration software currently available. As a testament to the ease of use and quality of IntelliMover(TM), our customer service call rate approximates 4% of shipped product. We outsource tier-one customer service and provide tier-two customer service in-house.

Our core technology is easily applied in a number of other scenarios, in which connectivity between disparate systems and platforms is necessary in order for users to have access to information anywhere, and at anytime-quickly and easily. Data, settings, and preferences are captured from a source device, converted to a generic data type, and stored in a Universal Profile for localized integration within a variety of destination devices. Our use of a Universal Profile enables users to realize true device, application and platform independence.


END USER MIGRATION PRODUCTS

INTELLIMOVER(TM)

IntelliMover is a software program that allows users to save the time, hassles and frustration of moving information from an old computer to a new one. IntelliMover(TM) lets end-users and business users quickly and easily transfer customized settings, preferences, data files, email and more, then integrates this information into the new computer, giving it the same look and feel as the old computer.

The IntelliMover(TM) product was designed to achieve four key objectives:

o     To be easy enough for a home or SOHO user to migrate to a new computer

o     To put the user in control of what is migrated

o     To allow cross-version migration of applications and the operating system

o     To provide the ability to transfer files between the computers at anytime

PRIVATE LABELED PRODUCTS

Dell(TM) PC Replacement Suite(TM) - Migrate, CleanUp, BackUp and Block
All you need for migration, privacy, backup and spam. Easily move your email, music, photos, settings and more from your old PC to your new PC with IntelliMover(TM). Protect your new PC with BackTrak for backup, and SpamCatcher for blocking spam. And use PrivacyExpert to clean the confidential information from your old PC before you give it away. Includes IntelliMover, PrivacyExpert, BackTrak, and SpamCatcher.

Gateway(TM) Data Migration Suite(TM) - Migrate and CleanUp
Easily move your email, music, photos, settings and more from your old PC to your new PC with IntelliMover(TM). Protect your new PC with PrivacyExpert to clean the confidential information from your old PC before you give it away or recycle it. Includes IntelliMover and PrivacyExpert.

SMALL AND MEDIUM BUSINESS (SMB) PRODUCTS

IntelliMover(TM) BE (Business Edition)
IntelliMover(TM) BE is a software program that allows users to save the time, hassles and frustration of moving information from an old computer to a new one. Sold without cables since business will usually migrate over their networks, IntelliMover(TM) BE business users quickly and easily transfer customized settings, preferences, data files, email and more, then integrates this information into the new computer, giving it the same look and feel as the old computer.

The IntelliMover(TM) product was designed to achieve four key objectives:

o     To be easy enough for a SMB user to migrate to a new computer

o     To put the user in control of what is migrated

o     To allow cross-version migration of applications and the operating system

o     To provide the ability to transfer files between the computers at anytime

IntelliMover(TM) Small Business Suite(TM) - Migrate, CleanUp and Block Migrate, Cleanup, and Block. All you need for migration, privacy, PC instant recovery and spam. Includes IntelliMover, PrivacyExpert, SafeState, and SpamCatcher.


THIRD PARTY SERVICE PRODUCT


IntelliMover(TM) SE

Similar to our BE product, but optimized to work with service providers in the home of end-users as part of the installation of the new computer purchase from our OEM customers.


TECHNICAL SUPPORT

We currently outsource our technical support to India. This allows us to cost effectively support our customers with direct free phone support. Our customer service call rate approximates 4% of shipped product. We provide tier-two customer service in-house.

CURRENT SALES AND DISTRIBUTION

We have generated revenue from a limited number of customers and most of our sales come from one large customer.

We currently develop and market our IntelliMover(TM) software application, which is targeted to the consumer. Our products enhance Dell's customer relationships by reducing the pain normally associated with upgrading to a new computer, thereby improving their "out-of-box" experience, and reducing costly support calls. This results in a more satisfied and loyal Dell customer. We outsource the distribution of our products to retailers and derive the majority of our sales through OEMs. Current IntelliMover(TM) OEM customers and distribution partners include:

Dell Computer Corp.
We established a marketing agreement with Dell Computer Corporation in September 2001. This agreement enables Dell to provide its customers with our IntelliMover(TM) product. This success has led to our IntelliMover(TM) being placed prominently in Dell's online system configurator and on most of the catalogues that Dell sends to its customers. Dell does not make any purchase commitments for any of the products it buys from us.

Hewlett Packard/Compaq
Hewlett Packard ("HP") is the number one PC manufacturer in the retail segment with a market share of approximately 40%. HP Pavilion PCs are sold in all major retail chains including Best Buy, CompUSA, Circuit City, Micro Center, and Wal*Mart. HP includes our software pre-installed on every HP Pavilion PC and places our banner prominently on the desktop of each system. We provide fulfillment of product purchased by the enduser and pay HP a revenue share.

In January 2002, our agreement with HP was expanded to include the sale of IntelliMover(TM) through HP Shopping (HP's online store), as well as through HP's Build to Order, Configure To Order system. In addition, HP has agreed to incorporate information about our products into the Welcome Kit of every HP Pavilion PC shipped beginning March 2002. HP does not make any purchase commitments for any of the products it buys from us.

Gateway/E-Machines
Gateway, who recently acquired E-Machines evaluated several migration products before selecting us, and selected us not only for our technology, but also because of our management, responsiveness, flexibility, and partnership approach. Gateway is currently selling our product to generate revenue "outside the box." We currently private label Gateway's Migration Suite, which includes IntelliMover(TM) and Privacy Expert.

Intel
System builders represent over 40 percent of the current PC marketplace. A key business focus is value-added services and support to their customers. While sales through Intel to date have not been significant, we feel that it is a strategic relationship that will pay dividends in the future.

Nova Systems
Beginning in July 2004, Nova began republishing our IntelliMover(TM) product under the name "Transfer Your PC Deluxe" into retail chains such as Circuit City, Staples and OfficeMax. Nova pays a per unit royalty to us and is responsible for manufacturing and marketing the product.

Foreign Language Versions
We are currently using a partner, headquartered in Ireland, as our European republisher. They sell the European version (translated into French, German, Spanish and Italian) through retail in most Western European countries and to Dell Europe. Our Japanese distributor, Marubeni, helped us translate IntelliMover(TM) into Japanese and began selling into that market. By preparing the Japanese double byte version for translation, it can then be more easily translated into Chinese, Korean and other Asian languages.


Third Party Service Providers
Third Party Service Providers install new computers in homes and business on behalf of the OEM's. The OEM charges a fee for the installation and usually an extra charge for migration services. Service providers utilize our technology to reduce service time and support costs, thereby increasing profits. As an example, without IntelliMover(TM) a field technician might spend two hours providing a migration service. Our solution would enable the field technician to provide the service in less than 30 minutes. The service provider pays us a royalty each time they complete a migration.

GROWTH STRATEGY

We believe the technology we developed in our IntelliMover(TM) products has been the basis of our past growth. We believe that at least 75% of all new computers purchased through our current OEM customers are replacements for older computers and we are attaching to less than 5% of those sales. We also believe that our customer base, which includes most of the largest computer manufacturers in the world, has become an asset that we will use to fuel our future growth.

GROWTH OF US INTELLIMOVER PRODUCT SALES

Increase Attach Rate Through Current OEMs. We believe our current attach rate (defined as the number of IntelliMovers(TM) sold per replacement computers sold) is less than 5%. We believe that the rate can be increased by consistent training of the OEM's sales reps, education of end-users (through the OEMs) and more marketing. Strategically, our OEMs share this goal with us since they not only increase revenues and margins by selling IntelliMover(TM), but also that they realize the "Out-Of-Box" experience is enhance by the use of our product, as well as technical support calls being minimized.

Enhancements and New Features. We plan on adding new features to our IntelliMover(TM) product, including the capability to back-up and restore computers regardless of operating system or computer brand and the ability to use virtually any type of media to transfer data between computers as well as our current capability of doing it over a network or using USB, crossover or parallel cables. We believe these new features will increase the competitiveness of our customers.

IntelliMover(TM) bundled on the disk. Historically, it has not been feasible to bundle IntelliMover(TM) on the OEM's computer since migration for an end-user usually required a special cable than made it too expensive for the OEM to include. These trends are changing with the increase in home wireless and wired networks, old computers with read/write CDs and DVDs and the penetration of broadband Internet access. Our current product can work on wireless and wired networks and our new versions are expected to work on the Internet and use read/write CDs and DVDs to transfer data.

Increase Retail Sales- Since introducing "Transfer Your PC Deluxe" to retail in June 2004, we have, as of August 31, 2004 gained 27% of the retail market for migration software, according to NPD Data an independent research firm that collects retail marketing data. We believe, teamed with our partner Nova Development, with our current superior product we will continue to capture a larger share of the current market. In addition, we plan to work with our current partners who sell mainly through retail (H/P-Compaq and Gateway/eMachines) to increase awareness of the migration category and thereby increase the size of the retail migration market. We believe the PC OEM's will help us with this strategy since our products improve their "out-of-box" experience, help differentiate them and reduce their costly support calls immediately after the purchase of the new PC.

INTERNATIONAL SALES OF INTELLIMOVER(TM)

To date international sales have been a growing, but are not yet a significant portion of our sales, but we believe there is a great opportunity for growth. All sales in foreign countries are being done by republishers who manufacture and market the software in each country. We are responsible only for providing the Golden Master CD images and collecting royalties.

European Market. Currently we sell a European version of IntelliMover(TM) (English, French, German, Spanish and Italian). We work closely with our partner in Europe and sell "Transfer My PC" (their branded title) through Dell Europe and Western European retail markets.

Japanese Market. We currently sell into the Japanese market through our partner eFrontier. eFrontier purchases the USB cable and CD from us, and produces and markets the remainder of the product themselves.

Chinese Market. We now have an Alpha version of IntelliMover(TM) in simplified Chinese that has been introduced to OEM's in China through our partner in China, Gold Bridge. Due to piracy issues in China, we are pursuing a strategy of bundling our software with hardware and modifying our software so that it can only be used on the machine it is shipped with. We believe this strategy will minimize the risk of piracy in that market.

Remainder of the World. To date we haven't had the resources to aggressively explore these other markets. We plan on attacking these markets in the near future by seeking partnerships with established partners in the markets, as well as through foreign subsidiaries of our current OEM customers. Since our software is already translated into seven languages, it will be relatively easy to translate into other languages if necessary.

NORTH AMERICAN RETAIL MARKET

We currently partner with Nova Development. They currently distribute over 20 different titles into retail and have renamed the product we licensed to them "Transfer Your PC Deluxe". They currently distribute our software in CompUSA, Fry's, MicroCenter, Staples, Office Depot and Office Max. They are responsible for production and marketing and pay us a royalty as the product sells through retail to the end user. We believe there is significant potential growth in the retail market as we work with our partner to make our product more retail oriented.

SALES OF PARTNER SOFTWARE IN OUR OEM CHANNEL.

We have built a very valuable channel of distribution through our OEMs. We plan on continuing to leverage this asset by distributing synergistic applications developed by other partners to this channel. We started to recognize our first revenues for a partner's application in the fourth quarter of 2003. While these standalone applications aren't yet a significant portion of our sales, we have bundled them with IntelliMover(TM) and realized significant increases in our selling price and they are now a significant portion of our revenues.

While we will try to exploit these growth opportunities there can be no guarantees that we will be successful or that revenues will grow in future periods. Some of these opportunities require us to develop a new version of the IntelliMover(TM) software with new features or to find other new products to license. There can be no guarantee that we will be able to develop those features or license new products or if we develop or license them they will be commercially acceptable.

ACQUISITION OF OTHER COMPANIES

We plan an aggressive campaign to acquire other private companies that complement our product offering, channels of distribution, revenue, and profitability. We expect to acquire companies mainly with stock. We believe that target companies could be persuaded that a business merger would be mutually advantageous.

An ideal candidate for acquisition would have both revenue and profitability, would provide new channels for our product, would provide products for our channel, and would have operational synergy. It is unlikely any one acquisition candidate would have all these attributes, but we would consider acquiring companies with a few of these attributes.

There can be no guarantee that we will find any company that has any of these attributes, or if we find a company with some of these attributes that it will want to be acquired by us. If we find a company that has a few of these attributes and we actually merge with them, there can be no guarantee that the acquisition will be advantageous to our shareholders.


COMPETITION

COMPETITIVE ADVANTAGE

Our core competency lies in its ability to extract data, settings, and preferences out of applications and operating systems and distill the data into vendor neutral file formats that will allow us to prepare the extracted data and convert it into other applications or operating systems. We have created the ability to move the data regardless of transport type, e.g., cable (USB or Parallel), wired (LAN or WAN) or wireless (WIFI or 802.11a, b or g)).

COMPETITORS

We face competition from a select group of small migration software providers in the consumer PC market. We believe that our offering for the consumer migration market is superior in technical functionality and features than other potentially competitive products. We believe that no potential competitor allows users to integrate their settings and data into a new machine instead of simply copying information, provide for migration across operating system versions or software application versions, or provides cross application capabilities. Simple migration and cloning offerings only allow users to place an identical copy of a hard drive onto a new hard drive. The copy will not function correctly unless it is moved between identical machines, for example users cannot successfully move a copy of the hard drive of a Compaq Presario to a Gateway Essential. Such competitive migration offerings lack intelligence that allows users to select the configuration or personality characteristics.

Our consumer migration competitors have chosen a distribution strategy that focuses on traditional retail channels, and thus face the challenges of the effort and cost of distributing a "shrink wrapped" product into retail stores. In the consumer migration segment, our technology and partnerships with major PC OEMs have positioned us as a market leader. In our opinion, the OEM distribution strategy we use is the best approach to educate and distribute product for migrations when users buy a new system.

We believe that we are the largest supplier of migration software aimed at the consumer market in terms of units sold and revenue dollars. We believe we have only three competitors in the consumer market, the largest is Eisenworld which has PC Relocator. Eisenworld sells to consumers mainly through the retail channel. Laplink sells a product called PC Mover (which it licenses from Spearit) through retail and Spearit, which sells a product called MoveMe (which it licenses to Laplink).

RESEARCH AND DEVELOPMENT

SOFTWARE DEVELOPMENT COSTS
Software development costs incurred in conjunction with product development are charged to expenses until technological feasibility is established in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"). Thereafter, all software product development costs are capitalized and reported at the lower of unamortized cost or net realizable value. The establishment of technological feasibility and the ongoing assessment of the recoverability of costs require considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenues and estimated economic life and changes in software and hardware technology. We do not have any capitalized software product development costs as of September 30, 2004.

INTELLECTUAL PROPERTIES AND OTHER PROPRIETARY RIGHTS

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our registered trademarks include IntelliMover(TM), among others. We also have two pending U.S. patent applications.

We license our products to end users on a "right-to-use" basis pursuant to a perpetual license agreement that restricts use of products to a specified number of uses. We generally rely on "shrink-wrap" or "click-wrap" licenses that become effective when a customer opens the package or downloads and installs the software on its system. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure, and transferability. There can be no assurance that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

BACKLOG
We generally ship software products as orders are received and have historically operated with little backlog. As a result, our revenue in any given quarter is dependent upon orders received and product shipped during the quarter. Traditionally there has been a short cycle between receipt of an order and shipment. Consequently, we do not believe that our backlog as of any particular date is meaningful.

EMPLOYEES
At September 30, 2004, we had 22 employees in the United States. Of the 22 employees, approximately 8 are in research and development, 10 in sales and marketing and 4 in general and administrative functions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent liabilities.

On an on-going basis, we evaluate our estimates, including those related to revenue recognition and other accounting issues. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our condensed consolidated financial statements:

REVENUE RECOGNITION

We recognize revenue for product sales when there is a mutually executed sales contract, when the products are shipped and title passes to customers, when the contract price and terms are fixed, and when collectibility is reasonably assured.

We sell products through resellers, original equipment manufacturers and other channel partners, as well as directly to end users. Typically, a software license, hardware, installation and post-contract customer support elements are combined into a package with a single "bundled" price. A portion of the sales price is allocated to each element of the bundled package based on their respective fair values as determined when the individual elements are sold separately. When rights of return are present and we cannot estimate returns, we recognize revenue when such rights lapse.

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of total net revenues and as a percentage change from the prior year. Cost of license revenues, cost of service revenues, gross profit and margin on license revenues and gross profit and margin on service revenues are expressed as a percentage of the related revenues. This information should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Form 10-QSB.

                                                Three Months Ended                       Nine Months Ended
                                                   September 30,                            September 30,
                                          -------------------------------          -----------------------------
                                                         %                                        %
                                           2004       Change       2003             2004        Change     2003
                                          -------                 -------          -------               -------
                                                               (in thousands, except per share data)

REVENUES                                  $ 1,252   100%     25%    1,005    100%  $ 3,315    100%   -2% $ 3,393    100%
COST OF REVENUES                              320    26%      0%      319     32%      962     29%  -21%   1,220     36%
                                          -------                 -------          -------               -------
GROSS PROFIT                                  932    74%     36%      686     68%    2,353     71%    8%   2,173     64%

OPERATING EXPENSES
        Research and development              244    19%      4%      234     23%      658     20%   -8%     715     21%
        Sales and marketing                   271    22%      5%      257     26%      877     26%    1%     872     26%
        General and administrative            299    24%     -8%      326     32%      907     27%   -8%     990     29%
                                          -------                 -------          -------               -------
          Total Operating Expenses            814    65%      0%      817    81%     2,442     74%   -5%   2,577     76%
                                          -------                 -------          -------               -------

LOSS FROM OPERATIONS                          118     9%   -190%     (131)  -13%       (89)   -3%   -78%    (404)   -12%
                                          -------                 -------          -------               -------
OTHER INCOME (EXPENSES)
        Interest expense, net                 (20)  -2%     -62%      (53)   -5%      (139)   -4%   -14%    (162)    -5%
        Merger-related fees                  (100)  -8%     n/a        --      0%     (100)   -3%    n/a      --      0%
        Other                                 (14)  -1%     -33%      (21)   -2%       (47)   -1%   -44%     (85)    -3%
                                          -------                 -------          -------               -------
          Total Other Income (Expenses)      (134) -11%      80%      (73)   -7%      (285)   -9%    15%    (247)    -7%
                                          -------                 -------          -------               -------

LOSS BEFORE INCOME TAXES                      (16)  -1%    -93%      (205)  -20%      (375)  -11%   -42%    (651)   -19%
                                          -------                 -------          -------               -------

INCOME TAXES                                   --     0%      0%       --      0%       --     0%     0%      --      0%
                                          -------                 -------          -------               -------

NET LOSS                                  $   (16)  -1%    -93%   $  (205)  -20%   $  (375)  -11%   -42% $  (651)   -19%
                                          =======                 =======          =======               =======
   BASIS AND DILUTED NET LOSS
   PER COMMON SHARE                         (0.00)                  (0.04)           (0.05)                (0.12)
                                          =======                 =======          =======               =======

   WEIGHTED AVERAGE NUMBER OF BASIC
   AND DILUTED COMMON STOCK
   SHARES OUTSTANDING                  11,851,252               5,601,905        7,725,953             5,601,905
                                       ==========               =========        =========             =========

REVENUE

NET REVENUE. Our revenue is derived principally from software licensing. Total net revenue increased 25% to $1.25 million for the quarter ended September 30, 2004 from $1.01 million from the quarter ended September 30, 2003. The increase was mainly due to the sale of a large license that was partially offset by decreased sales to one OEM who had moved from a direct sales model to a retail model which had negative effect on our revenue from the customer.

Total net revenue decreased 2% to $3.32 million for the nine months ended September 30, 2004 from $3.39 million from the nine months ended September 30, 2003 mainly caused by decreased sales to one OEM who had moved from a direct sales model to a retail model which had negative effect on our revenue from the customer and was partially offset by other increased revenues.

COST OF REVENUE

COST OF LICENSE REVENUE. Cost of revenues is comprised of direct costs associated with software license sales including software packaging and cables, documentation and physical media costs. For the quarter ended September 30, 2004, total cost of revenues remained the same based on absolute dollars despite the 25% increase in revenues as compared to the quarter ended September 30, 2003. As a percentage of sales for the quarter ended September 30, 2004, total cost of revenues decrease by 6% as compared to the quarter ended September 30, 2003. The decrease in cost of revenues as a percentage of revenue was due to management's concentration on lowering the cost of components, assembly and shipping and outsourcing technical support overseas, as well as a more favorable mix of higher margin products.

For the nine months ended September 30, 2004, total cost of revenues drop by 21% in absolute dollars. This decrease was partially due to a 2% decrease in sales but mainly due to management's concentration on lowering the cost of components, assembly and shipping and outsourcing support overseas as well as a more favorable mix of higher margin products.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses for engineering personnel, overhead costs and costs of contractors. Research and development expense decreased 4% in absolute dollars for the quarter ended September 30, 2004 from the quarter ended September 30, 2003. Research and development expense decreased

1% as a percentage of total revenue for the quarter ended September 30, 2004 from the quarter ended September 30, 2003.

Research and development expense decreased 8% for the nine months ended September 30, 2004 from the nine months ended September 30, 2003. Research and development expense decreased 7% as a percentage of total revenue for the nine months ended September 30, 2004 from the nine months ended September 30, 2003.

After introducing our product, we have changed the mix of our research and development efforts to include maintenance and improvement of our products as opposed to pure development. This has allowed us to slightly lower our research and development expense in absolute dollars. We are committed to our research and development efforts and expect research and development expense to increase in absolute and decrease as a percentage of revenues in future periods, assuming revenues increase. Such efforts may not result in additional new products, and any new products may not generate sufficient revenue, if any, to offset the research and development expense.

SELLING AND MARKETING. Selling and marketing expense consists of salaries, benefits, sales commissions, travel, collateral, overhead costs for our sales and marketing personnel as well market development funds paid mainly to our OEM customers. Selling and marketing expense decreased 5% in absolute dollars for the quarter ended September 30, 2004 from the quarter ended September 30, 2003. Sales and marketing expense decreased 4% as a percentage of total revenue for the quarter ended September 30, 2004 from the quarter ended September 30, 2003. The increase in absolute dollars and decrease as a percentage of revenues were due to increased revenues offset by some efficiencies.

Selling and marketing expense were constant in both absolute dollars and as a percentage of sales for the nine months ended September 30, 2004 from the nine months ended September 30, 2003. We would expect that sales and marketing costs would increase in absolute dollars but would decrease as a percentage of revenues if revenues increase significantly in the future.

GENERAL AND ADMINISTRATIVE. General and administrative expense includes costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation, audit fees, legal fees, rent and overhead costs. General and administrative expense decreased in absolute dollars 8% for the quarter ended September 30, 2004 from the quarter ended September 30, 2003. General and administrative expense decreased 4% as a percentage of total revenue for the quarter ended September 30, 2004 from the quarter ended September 30, 2003. This decrease in general and administrative spending is a result of continued cost controls.

General and administrative expense decreased in absolute dollars 8% for the nine months ended September 30, 2004 from 2004 from the nine months ended September 30, 2003. General and administrative expense decreased 2% as a percentage of total revenue for the quarter ended September 30, 2004 from the quarter ended September 30, 2003. This decrease in general and administrative spending is a result of continued cost controls.

We anticipate that general and administrative costs would increase in absolute dollars but would decrease as a percentage of revenues if revenues increase significantly in the future.

LOSS FROM OPERATIONS

LOSS FROM OPERATIONS. We recorded an operating profit of $118,000 for the quarter ended September 30, 2004 compared to operating losses of $132,000 for quarter ended September 30, 2003. The improvement in our loss from operations is due to increased revenues and increased gross profits.

We recorded a net operating loss of $90,000 for the nine months ended September 30, 2004 compared to operating losses of $404,000 for nine months September 30, 2003. The improvement in our loss from operations is due to increased gross profits and lower operating costs.

INTEREST EXPENSE NET. Interest expense decreased 62% for the quarter ended September 30, 2004 from the quarter ended September 30, 2003. This decrease is mainly due the decrease in the amount of outstanding bridge notes.

Interest expense decreased 14% for the nine months ended September 30, 2004 from 2004 from the nine months ended September 30, 2003. This decrease is mainly due the decrease in the amount of outstanding bridge notes.

MERGER RELATED FEES. These were non-recurring fees paid in the quarter ended September 30, 2004, primarily to lawyers and accountants regarding the merger between Jitsource Inc. and Detto Technologies, Inc.

OTHER Other expenses consist mainly of fees paid to the financial institution that factors our receivables. The decrease of 33% for the quarter ended September 30, 2004 from the quarter ended September 30, 2003 is mainly due lower factoring activity.

NET LOSS
The net loss for the quarter ended September 30, 2004 decrease 93% from the quarter ended September 30, 2003. This decrease was due to increased revenues, better gross profits and lower interest expense, offset by non-recurring merger-related fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had outstanding convertible bridge notes of $820,000, a decrease from the outstanding balance of $3,039,000 as of December 31, 2003. The decrease is due to the conversion of $1.7 million into our common stock at $.58 per share, the assumption of $1.0 million of the bridge notes by a customer in exchange for a license to modify and sell our technology to the enterprise market, a market that we currently have no presence or revenue. As of September 30, 2004, $225,000 of the bridge notes were outstanding to New Sea Investments and $205,000 of the bridge notes were outstanding to Calvin Cheung both with an interest rate of 8%, convertible into approximately 750,000 shares of common stock and are due January 15, 2005. In addition to holding the Convertible Subordinated Note, New Sea and Calvin Cheung are shareholders. New Sea and its affiliates own approximately 29% of our common stock and Calvin Cheung owns approximately 10% of our common stock. Hayes Young (an affiliate of New Sea Equities) and Calvin Cheung are members of our Board of Directors. Other individual affiliates of New Sea Equities are also shareholders of the Company.

In addition to the bridge notes, an investor (who is an affiliate of New Sea Equities) has guaranteed a loan for the Company at a commercial bank. As of September 30, 2004 approximately $390,000 was outstanding on the loan.

At September 30, 2004, we had $67,000 in cash. We believe that our cash flow from operating activities will not be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending December 31, 2004 or through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. We will seek to take advantage of opportunities in the equity and capital markets to raise additional funds for operating needs. There can be no guarantee that we will be able to raise any capital on commercially reasonable terms and if we cannot it will adversely affect our plans.

We had no material commitments for capital expenditures at September 30, 2004.

Net cash used by operating activities was $287,000 for the nine months ended September 30, 2004 and $141,000 for the nine months ended September 30, 2003.

RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition and results of operation.

QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. We have experienced significant quarterly fluctuations in operating results in the past. We expect to continue to expend significant sums in the area of research and development, sales and marketing and operations in order to promote new product development and introduction. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. Operating results may also fluctuate due to factors such as:

      o     the size and timing of customer orders;

      o     changes in pricing policies by us or our competitors;

      o our ability to develop, introduce, and market new and enhanced versions of our products;

      o the number, timing, and significance of product enhancements and new product announcements by our competitors;

      o     the demand for our products;

      o     software defects and other product quality problems; and

      o     personnel changes.

We operate without a significant backlog of orders. As a result, the quarterly sales and operating results in any given quarter are dependent, in large part, upon the volume and timing of orders booked and products shipped during that quarter. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unanticipated decrease in orders, sales or shipments. Therefore, any decline in demand for our products and services, in relation to the forecast for any given quarter, could materially and negatively impact the results of our operations. As a result, we expect our quarterly operating results to continue to fluctuate, which may cause our stock price to be volatile. In addition, we believe that period-to-period comparisons of our operating results should not be relied upon as indications of future performance.

EARLY STAGE OF DEVELOPMENT AND OPERATING LOSSES. We have incurred substantial net losses in each fiscal quarter since our inception.

We can provide no assurances that we will be successful in meeting our revenue and profit projections within our target segments. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by new enterprises in the early stage of development of products based on new technology, particularly companies in new and rapidly developing markets. To address these risks, we must, among other things, raise capital, develop and increase our customer base, respond to competitive developments, attract, retain and motivate qualified personnel and continue to develop our technologies. There can be no assurance that we will be successful in addressing any or all of such risks or that we will achieve or sustain significant revenues or profitability. Our limited operating history makes the prediction of future results of operations extremely difficult.

NEED FOR ADDITIONAL FINANCING; DILUTION. Our long-term liquidity will be affected by numerous factors, including, but not limited to, demand for our products; extent to which our personal computer migration technology products receive broad market acceptance; the scope of any strategic partnerships; the timing and extent to which we must invest in new technology; expenses for sales and marketing and new product development; the extent to which competitors are successful in developing and marketing their own products and increasing their market share; and the level and timing of our revenues. To the extent that resources are insufficient to fund our activities, we may need to raise additional capital. There can be no assurance that such additional funding, if needed, will be available on terms and conditions attractive to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance our products, take advantage of future opportunities or respond to competitive pressures, any of which occurrences could have a materially adverse affect on our business, operating results, and financial condition.

To the extent we raise additional capital by issuing equity or securities convertible into equity, ownership dilution to our existing shareholders will result.

DEPENDENCE ON ONE PRODUCT AND ONE MARKET. We currently derive most of our revenue from IntelliMover(TM), a software product that helps users move data from one computer to another. The IntelliMover(TM) technology is currently only marketed to the consumer-based personal computer sector. While our long-term objective is to derive revenue from a corporate application of our technology in addition to the current consumer-oriented product, we anticipate that sales of our current consumer-based IntelliMover(TM) product will continue to represent the most substantial portion of our revenue, at least in the near term. As a result, a decline in consumer demand for IntelliMover(TM) would have an adverse effect on our revenue.

DEPENDENCE ON A FEW CUSTOMERS. Most of our revenues are derived from sales to original equipment manufacturers ("OEM") that charge their customers an additional fee to purchase our IntelliMover(TM) software when they purchase a new personal computer from the OEM. Sales to one OEM customer, Dell Computer Corporation currently accounts for most of our sales. If we are unable to market our product successfully to a broader base of OEM customers or increase the number of distributors and channels for our product, it will have an adverse impact on our ability to generate significant revenues.

SINGLE USE PRODUCT. Our largest selling software product is generally used once, at the time a consumer upgrades from an old to new computer and transfers the settings and data on the consumer's old computer to the new one. As a result, while our revenues are derived mainly from consumer-based sales of IntelliMover(TM), we will be required to constantly and increasingly sign additional customers on a timely basis to realize comparable or increased revenue. Our inability to regularly sell our product to additional customers and increase the percentage of new personal computer sales in which consumers also purchase our software will have an adverse effect on our revenues.

LACK OF LONG-TERM PURCHASE COMMITMENTS FROM OUR CUSTOMERS. Our OEM customers do not provide us with firm, long-term volume purchase commitments. As a result, these customers could reduce their purchase levels at any time. Additionally, since our customers are not locked into long-term purchase commitments, there is no guarantee that we will be able to maintain a consistent or predictable revenue stream. The reduction of OEM customer commitments could result in reduced revenue and excess inventory.

RELIANCE ON FOREIGN MANUFACTURERS. We outsource all of our production requirements. The majority of our manufacturing is conducted in Taiwan by manufacturing subcontractors that also perform services for numerous other companies. We do not have a guaranteed level of production capacity. The loss of our relationships with our manufacturing subcontractors or their inability to conduct their manufacturing and assembly services for us as anticipated in terms of cost, quality, and timeliness could adversely affect our ability to fill customer orders in accordance with required delivery, quality, and performance requirements. Although we have located and qualified five manufacturing subcontractors, locating and qualifying additional manufacturing subcontractors could disrupt our relationships with our customers.

SOLE SOURCE COMPONENT. A computer chip incorporated into our USB cable is currently purchased from one vendor and we are not aware of another pin-compatible source of supply for this component. If the component was no longer available from the current source, we would be required to modify our software to make it compatible with other USB transceiver chips, which could cause a delay in production which could cause our revenue to decline.

TECHNOLOGY LICENSE. The parallel portion of IntelliMover(TM) incorporates technology licensed from a third party. If we fail to maintain this license arrangement, this could impair our ability to sell the product until we could create a substitute parallel transport driver.

COMPETITION. The personal computer migration technology industry is highly competitive and we expect the level of competition to increase in the future. In addition, given the lack of significant barriers to entry into such industry, new competitors may enter the market in the future. Several companies with substantially greater resources us are engaged in providing products and services that are competitive with those in which we are engaged. As additional competitors develop and launch similar products and services, our risk herein may increase.

Such competition could materially adversely affect our business, operating results or financial condition. Competitive factors include the ability to market products and services with greater capabilities, securing strategic partnerships, resources to out-market competitors, speed to market with products and product upgrades. While we believe that we have the experience and ability to compete, there can be no assurance that we will be able to compete successfully against current or future competitors.

RAPID TECHNOLOGICAL CHANGE. To remain competitive, we must continuously enhance functionality and features of our IntelliMover(TM) and other personal computer migration products and technologies. The personal computer migration industry is characterized by rapid technological change, changes in customer requirements and preferences, frequent new products and service introductions and the emergence of new industry standards and practices that could render our technology and systems obsolete.

Our success will depend, in part, on our ability to enhance our current and contemplated products, develop new products and technology that address the increasingly sophisticated and varied needs of the personal computer industry and our customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. There can be no assurance that we will successfully implement new technologies or adapt our products and technology to customer requirements or industry standards.

UNCERTAIN MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES. We are currently focusing on marketing our personal computer migration products and services to the domestic and international markets, and presently only to the consumer-based personal computer sector. There can be no assurance our products and services will gain widespread commercial acceptance in this sector, nor can there be assurance that we will be successful in entering other target markets such as corporate and institutional customers. In addition, we may not be successful in establishing strategic relationships with any groups or individuals that lead to any meaningful positive financial impact on us.

RELIANCE ON KEY INDIVIDUALS; NEED TO HIRE ADDITIONAL QUALIFIED PERSONNEL. We are dependent upon the active participation of current key management personnel. We plan to hire additional programmers, sales, marketing, account management, and senior managers. However, there can be no assurances that we will be successful in attracting, retaining or motivating key personnel. Although we arecommitted to offering competitive salaries, stock options, benefits and an appealing work environment, there can be no assurance that we will be able to attract such persons or retain any of our key personnel. Our inability to hire and retain qualified personnel could have a material adverse effect upon our future business prospects. Furthermore prospective investors must rely on the ability of management to evaluate the personal computer industry properly, develop viable products, control costs and utilize our resources efficiently.

DEPENDENCE ON PROPRIETARY RIGHTS; RISK OF INFRINGEMENT. We intend to rely on a combination of trade secret, copyright, trademark and patent laws, nondisclosure and confidentiality agreements and other contractual provisions and technical measures to protect our proprietary rights. We currently have no patents for our products. There can be no assurance that these protections will be adequate or that our competitors will not independently develop products incorporating technology that is substantially equivalent or superior to our technology. In the event that we are unable to protect our proprietary rights, our business, financial condition and results of operations could be materially and adversely affected.

There can be no assurance that we will not be subject to claims that our products infringe on the intellectual property of third parties, that we would prevail against any such claims or that a licensing agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. Any such claim, with or without merit, would likely be time consuming and expensive to defend and could have a material adverse effect on our business, financial condition and results of operations.

PRODUCT DEVELOPMENT AND OPERATION RISKS. With expansion of the business, we will be required to develop and upgrade our technology to accommodate our next generation products and increased sales volume. Any inability to do so may cause a degradation in levels of customer service, impaired quality of the our products and speed of fulfillment of customer orders and could have a material adverse effect on our business, financial condition or results of operation.

In addition, substantially all of our computer hardware may be located at a single facility. Our operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake or similar events. The occurrence of any of these events could have a material adverse effect on our business, financial condition or results of operations.

CONTINUED CONTROL BY MANAGEMENT. Our officers and directors (or companies in which such directors are principals) may beneficially own a significant portion of our outstanding capital stock. Currently, none of our offices or directors own or control any shares of our common stock that are eligible for sale under Rule 144 of the Securities Act of 1933. Accordingly, these shareholders will have the ability to exert significant influence over us, and, if such shareholders vote together, control matters requiring shareholder approval, including the election of directors and the outcome of other corporate action requiring shareholder approval. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

UNRELIABILITY OF PROJECTIONS. Our financial and other projections are based on assumptions as to future events and conditions that we believe to be reasonable but that are inherently uncertain and unpredictable. Our assumptions have not been reviewed by an independent party and are subject to significant economic and competitive uncertainties and contingencies beyond our control as well as future business decisions that are subject to change. Accordingly, there can be no assurance that the actual results will meet the projections. It is likely that the actual results will vary, perhaps materially, from the projections. Potential investors should consider the forecasts in light of underlying assumptions to reach their own conclusions as to the reasonableness of those assumptions and to evaluate the projections on the basis of that analysis. We make no representation or warranty as to the accuracy or completeness of the projections.

ABSENCE OF DIVIDENDS. We currently intend to retain all of our earnings, if any, for use in our business and does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends is subject to the discretion of our Board of Directors and may be limited by future financing arrangements we enter into, including bank loans and other indebtedness we may incur.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The evaluation of our disclosure controls and procedures and internal control over financial reporting included a review of their objectives and processes, implementation and effect on the information generated for use in this report. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls and any acts of fraud involving personnel who have a significant role in our internal control over financial reporting, and to confirm that any necessary corrective action, including process improvements, were being undertaken. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary.

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and accumulated and communicated to our management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within Detto Technologies, Inc. have been detected.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. At December 31, 2003, we were a party to litigation related to past due accounts payable. We agreed to a stipulated judgment requiring payment of the accounts payable (including accrued interest) of approximately $300,000.

 ITEM 2. CHANGES IN SECURITIES

As of August 23, 2004, we had issued 4,901,007 shares of common stock to 42 entities and individuals who represented that they were all accredited investors as part of a transaction to acquire all of the common stock of Detto. This transaction was effected under Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended.


ITEM 4. Submission of Matters to a Vote of Security Holders

The Company's shareholders approved and adopted the following actions via written consent on September 17, 2004:

      The shareholders also approved the resolution to authorize and empower its Board of Directors, to amend the Certificate of Incorporation to change the Company's name to Detto Technologies, Inc. (stockholders holding 3,892,800 shares representing approximately 51% of the outstanding common stock voted in favor of the resolution).

      The shareholders also approved the adoption of a 2004 Stock Option Plan, reserving 1,000,000 shares of the Company's common stock for grant and issuance under the 2004 Stock Option Plan and the establishment of a Plan Committee. (stockholders holding 3,892,000 shares representing approximately 51% of the outstanding common stock voted in favor of the resolution).

      The shareholders also approved a stock split of the Company's common stock of 2:1 and approved a resolution to authorize and empower its Board of Directors to amend the Certificate of Incorporation to effect such stock split (stockholders holding 3,892,000 shares representing approximately 51% of the outstanding common stock voted in favor of the resolution).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

              31.1  Certification of Chief Executive Officer.
              31.2  Certification of Chief Financial Officer.
              32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8-K::

                  On September 1, 2004, the registrant filed a Form 8-K reporting the acquisition of Detto Technologies by Jitsource, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 18, 2004                     DETTO TECHNOLOGIES, INC.

                                             /s/ William M. Glynn
                                             -------------------------
                                             William M. Glynn
                                             Chief Financial Officer and Duly
                                             Authorized Officer


                                  EXHIBIT INDEX

31.1      Certification of Chief Executive Officer
31.2      Certification of Chief Financial Officer
32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.