Form 10KSB
period 2004-12-31
DETTO
filed 2005-04-15
CIK 1192159

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

(MARK ONE)

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THESECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM___________ TO _______________

                        COMMISSION FILE NUMBER 333-100241

                                   ----------

                            DETTO TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

        DELAWARE                                             01-0656333
(State of Incorporation)                              (I.R.S. Employer ID. No.)

        14320 NE 21ST STREET
              BELLEVUE, WA                                          98007
(Address of Principal Executive Offices)                          (Zip Code)

                                 (425) 201-5000 (Issuer's Telephone Number,
                Including Area Code)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                 ON WHICH REGISTERED
     -------------------                                ---------------------
            None                                                  N/A

         SECURITIES REGISTERED UNDER SECTION 15(D) OF THE EXCHANGE ACT:
                         COMMON STOCK, $0.0001 PAR VALUE

[GRAPHIC OMITTED]

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

        The Registrant's revenues for the fiscal year ended December 31, 2004 were $4.4 million.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was $7,552,976 as of the close of March 30, 2005.

        As of March 30, 2005, the Registrant had 15,149,035 shares of its common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The issuer has not incorporated by reference into this annual report:
(1) any annual report to the issuer's securities holders, (2) any proxy or information statement, or (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act.

        Transitional  Small Business  Disclosure  Format (check one): Yes |_|
No |X|

================================================================================

                        DETTO TECHNOLOGIES, INCORPORATED

                   FISCAL YEAR 2004 FORM 10-KSB ANNUAL REPORT

                                      INDEX
                                     PART I

Item 1.    Description of Business.............................................1
Item 2.    Description of Property............................................11
Item 3.    Legal Proceedings..................................................12
Item 4.    Submission of Matters to a Vote of Security Holders................12

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........12
Item 6.    Management's Discussion and Analysis...............................13
Item 7.    Financial Statements...............................................26
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................26
Item 8/A.  Controls and Procedures............................................26
Item 8/B.  Other Information..................................................26
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................27
Item 10.   Executive Compensation.............................................28
Item 11.   Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters........................30
Item 12.   Certain Relationships and Related Transactions.....................32
Item 13.   Exhibits...........................................................33
Item 14.   Principal Accountants Fees and Services............................34

Signatures....................................................................35

Certifications................................................................

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report we make a number of statements, referred to as "forward-looking statements", which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

o whether or not markets for our products develop and, if they do develop, the pace at which they develop;

o our ability to attract the qualified personnel to implement our growth strategies;

o     our ability to develop sales and distribution capabilities;

o     the accuracy of our estimates and projections;

o     our ability to fund our short-term and long-term financing needs;

o     changes in our business plan and corporate strategies; and

o other risks and uncertainties discussed in greater detail in the sections of this annual report, including those captioned "Risk Factors" and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations".

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other pubic reports filed with the United States Securities and Exchange Commission (the "SEC"). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

OVERVIEW

      We were incorporated in the State of Delaware in April 2002. We were originally incorporated as Jitsource, Inc. ("Jitsource"). Effective August 26, 2004, we completed the acquisition of Detto Technologies, Inc., a Washington corporation ("Detto", "we," "us," "our," or the "company"). Concurrent with the acquisition, we changed our name to Detto Technologies, Inc. Since Jitsource had no operations, pursuant to a Stock Purchase Agreement dated August 19, 2004 by and among Jitsource, Detto and the stockholders of Detto, Jitsource acquired 100% of the total outstanding shares of Detto. Jitsource issued one share of its common stock for each 8.05 Detto shares transferred to Jitsource. After the transaction was completed, former Jitsource stockholders owned 4,585,000 and former Detto stockholders owned 10,564,036 shares of the our common stock. Since the stockholders of Detto acquired a majority of the issued and outstanding shares of Jitsource and the Detto management team and board of directors became the management team and board of directors of Jitsource, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

      Our principal business is in the Consumer and Small and Medium Business ("SMB") computer migration market. Our main products are IntelliMover(TM) and IntelliMover(TM) Business Edition, personal computer ("PC")-to-PC migration products, and Move2Mac(TM), a PC-to-Mac migration product. Both products simplify the tedious and laborious process of moving to a new computer, saving the user endless hours of effort and frustration. In addition to our migration products, we sell a number of other products through our sales channel.

      Our primary sales channel is through original equipment manufacturers ("OEMs") such as Dell Inc., Gateway, Inc., Hewlett-Packard Company/Compaq, International Business Machines (IBM) and Apple Computer, Inc. We also sell our products in retail outlets (CompUSA, Fry's Electronics, Inc., Micro Electronics, Inc. (MicroCenter), Staples, Inc., Office Depot, Inc. and Office Max Incorporated, etc.) through our partner, Nova Development.

PRODUCTS

Our core competency is our ability to safely transfer personal information from one PC to another, with specific emphasis on safety regardless of operating system or model of computer. To accomplish this, we have created a methodology for both extracting this information from the old PC, and then integrating it into the new PC, that virtually guarantees successful operation on the new PC. This means your new computer will not only have your files in the same location and folders, but your background, email, Internet favorites and cookies and most of your settings for popular applications.

We do this by extracting data, settings, and preferences out of applications and operating systems and distilling the data into vendor neutral file formats that allow us to prepare the extracted data and convert it into other applications or operating systems. Our software is hardware and operating system agnostic, which enables it to migrate and retrieve specific pieces of data to and from virtually any computing device. We have created the ability to move the data regardless of transport type, including cable (USB or Parallel), wired (LAN or WAN), wireless (WIFI, 802.11a, b or g), or media (CDs, Microdrives, Zip, Jaz, etc.) With our technology, users are able to capture and store every aspect of their data so that data migrations and backups/restores are complete.

We are currently selling a version of our software, IntelliMover(TM), to the PC market through OEMs including Dell, Inc., Hewlett-Packard Company/Compaq, and Gateway, Inc./eMachines. This flagship product is an "intelligent" migration software program that enables users to quickly and easily integrate profiles into new computers, giving the new computer the same look and feel as the old one. IntelliMover(TM) transfers customized settings, preferences, data files, email and more from an old PC to a new PC.

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

The traditional approach to migration employed by software vendors is to copy from the old PC and overwrite what's on the new PC. This is a flawed approach since errors can occur when the new PC has a more recent version of software than what is on the old PC (i.e. Word 97 and Word XP). When applications change versions, they very often alter how they handle data files. Thus, to copy a file from the old PC to the new PC, without understanding how the new version will interpret that data file, can result in problems when the new version of the application tries to access this file. Standard file copy migration mechanisms often lose existing data by overwriting when the identically named files exist on both devices. For example, corporate IT departments often set up a standard image that is specific to the "corporate configuration" for that particular company or department. It can include custom dictionaries (for example in Microsoft Office(TM)), which often contain a default list of words that are specific to the particular corporation but not in the standard dictionaries supplied by Microsoft. During a typical migration, Microsoft Office's(TM)

Custom.dic(TM), the custom dictionary from the old computer will overwrite the Custom.dic(TM) on the new computer, thereby removing all dictionary entries that have been provided by the IT department. In this example, our approach is to extract the individual entries from the custom dictionaries on both PCs and merge them together on the new computer, resulting in a Custom.dic(TM) that contains the entries stored on both the new and old computers.

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

While our technology supports an Internet-based transport, our IntelliMover(TM) product currently requires the use of a parallel, USB cable or TCPIP cross-over cable. We bundle our IntelliMover(TM) software with these cable solutions for transporting profiles between PCs. The cable connects to both computers and enables users to move specific files individually or in folders quickly and easily. Using IntelliMover(TM)), migrating and integrating 500 megabytes of data takes only minutes.

We believe IntelliMover(TM) offers the most comprehensive migration software currently available. As a testament to the ease of use and quality of IntelliMover(TM), our customer service call rate approximates 4% of shipped product. We outsource tier-one customer service and provide tier-two customer service in-house.

Our core technology is easily applied in a number of other scenarios, in which connectivity between disparate systems and platforms is necessary in order for users to have access to information anywhere, and at anytime, both quickly and easily. Data, settings, and preferences are captured from a source device, converted to a generic data type, and stored in a Universal Profile for localized integration within a variety of destination devices. Our use of a Universal Profile enables users to realize true device, application and platform independence.

END USER MIGRATION PRODUCTS

INTELLIMOVER(TM)

IntelliMover(TM) is a software program that allows users to save the time, hassles and frustration of moving information from an old computer to a new one. IntelliMover(TM) lets end-users and business users quickly and easily transfer customized settings, preferences, data files, email and more, then integrates this information into the new computer, giving it the same look and feel as the old computer.

The IntelliMover(TM) product was designed to achieve four key objectives:

o To be easy enough for a home or Small Office Home Office (SOHO) user to migrate to a new computer;

o     To put the user in control of what is migrated;

o     To allow cross-version migration of applications and the operating system;
and

o     To provide the ability to transfer files between the computers at anytime.

BUNDLED AND PRIVATE LABEL PRODUCTS

Dell(TM) PC Replacement Suite(TM) - Migrate, CleanUp, BackUp and Block We manufacture this as a private label for Dell, Inc. and is designed to be all you need for migration, privacy, backup and spyware. IntelliMover(TM) easily moves your email, music, photos, settings and more from your old PC to your new PC. It protects your new PC with BackTrak(TM) for backup, and PestPatrol(TM) for blocking spyware. Use SecureClean(TM) to clean the confidential information from your old PC before you give it away. It includes IntelliMover(TM), SecureClean(TM), BackTrak(TM), and PestPatrol(TM).


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

The IntelliMover(TM)) product was designed to achieve four key objectives:

o     To be easy enough for a SMB user to migrate to a new computer;

o     To put the user in control of what is migrated;

o     To allow cross-version migration of applications and the operating system;
and

o     To provide the ability to transfer files between the computers at anytime.

IntelliMover(TM) Small Business Suite(TM) - Migrate, CleanUp and Block It is designed to be all you need for migration, privacy, PC instant recovery and spyware protection. Includes IntelliMover(TM), SecureClean(TM), SafeState(TM), and PestPatrol(TM).

THIRD PARTY SERVICE PRODUCT

IntelliMover(TM) SE

Similar to our BE product, but optimized to work with service providers in the home of end-users as part of the installation of the new computer purchase from our OEM customers.

TECHNICAL SUPPORT

We currently outsource our tier one technical support to India. This allows us to cost effectively support our customers with direct free phone support. Our customer service call rate approximates 4% of shipped product. We provide tier-two customer service in-house.

CURRENT SALES AND DISTRIBUTION

We have generated revenue from a limited number of customers and 46% of our revenues come from Dell, Inc.

We currently develop and market our IntelliMover(TM) software application, which is targeted to the consumer. Our products enhance Dell's customer relationships by reducing the time and inconvenience normally associated with upgrading to a new computer, thereby improving their "Out-Of-Box Experience" ("OOBE"), and reducing costly support calls. This results in a more satisfied and loyal Dell customer. We outsource the distribution of our products to retailers and derive the majority of oursales through OEMs. Current IntelliMover(TM) OEM customers and distribution partners include:

Dell, Inc. (Dell)
We established a marketing agreement with Dell in September 2001. This agreement enables Dell to provide its customers with our IntelliMover(TM) product. This success has led to our IntelliMover(TM) being placed prominently in Dell's online system configurator and on most of the catalogues that Dell sends to its customers. Dell does not make any purchase commitments for any of the products it buys from us.

Hewlett Packard, Inc./Compaq (HP)
HP is the number one PC manufacturer in the retail segment. HP Pavilion PCs are sold in all major retail chains including Best Buy, CompUSA, Circuit City, Micro Center, and Wal*Mart. HP includes our software pre-installed on every HP Pavilion PC and places our banner prominently on the desktop of each system. We provide fulfillment of product purchased by the end user and pay HP a revenue share.

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

Gateway, Inc./E-Machines (Gateway)
Gateway, who recently acquired E-Machines evaluated several migration products before selecting us, and selected us not only for our technology, but also because of our management, responsiveness, flexibility, and partnership approach. Gateway is currently selling our product to generate revenue "outside the box." We currently private label Gateway's Migration Suite, which include IntelliMover(TM) and Privacy Expert.

Intel Corporation (Intel)
System builders represent a significant percent of the current PC marketplace. A key business focus is value-added services and support to their customers. While sales through Intel to date have not been significant, we feel that it is a strategic relationship that will pay dividends in the future.

Nova Development (Nova)
Beginning in July 2004, Nova began republishing our IntelliMover(TM) product under the name "Transfer Your PC Deluxe"(TM) into retail chains such as Circuit City, Staples and OfficeMax. Nova pays a per unit royalty to us and is responsible for manufacturing and marketing the product. According to NPD, an independent marketing firm, "Transfer Your PC Deluxe"(TM) accounts for almost 40% of the retail sales in its category.

Foreign Language Versions
We are currently using a partner, headquartered in Ireland, NPR Software Limited, known as Orlogix, as our European republisher. They sell the European version (translated into French, German, Spanish and Italian) through retail in most Western European countries and to Dell Europe. Our Japanese distributor, Marubeni, helped us translate IntelliMover(TM) into Japanese and began selling into that market. By preparing the Japanese double byte version for translation, it can then be more easily translated into Chinese, Korean and other Asian languages.

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

GROWTH STRATEGY

We believe the technology we developed in our IntelliMover(TM) products has been the basis of our past growth. We believe that at least 80% of all new computers purchased through our current OEM customers are replacements for older computers and we are attaching to less than 2% of those sales. We also believe that our customer base, which includes most of the largest computer manufacturers in the world, has become an asset that we will use to fuel our future growth.

GROWTH OF US INTELLIMOVER(TM) PRODUCT SALES

Increase Attach Rate Through Current OEMs.
We believe our current attach rate (defined as the number of IntelliMovers(TM) sold per replacement computers sold) is less than 2%. We believe that this rate can be increased by consistent training of the OEM's sales reps, education of end-users (through the OEMs) and additional marketing. Strategically, our OEMs share this goal with us since they not only increase revenues and margins by selling IntelliMover(TM), but also that they realize the OOBE is enhanced by the use of our product, as well as technical support calls being minimized.

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

Increase Retail Sales
Since introducing "Transfer Your PC Deluxe"(TM) to retail markets in June 2004, we have gained almost 40% of the retail market for migration software, according to NPD Data, an independent research firm that collects retail marketing data. We believe, teamed with our partner Nova Development, with our current superior product we will continue to capture a larger share of the current market. In addition, we plan to work with our current partners who sell mainly through retail (HP-Compaq and Gateway/eMachines) to increase awareness of the migration category and thereby increase the size of the retail migration market. We believe the PC OEM's will help us with this strategy since our products improve their "out-of-box" experience, help differentiate them and reduce their costly support calls immediately after the purchase of the new PC.

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

European Market.
Currently, we sell a European version of IntelliMover(TM) (English, French, German, Spanish and Italian). We work closely with our partner in Europe and sell "Transfer My PC"(TM) (their branded title) through Dell Europe and Western European retail markets.

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

NORTH AMERICAN RETAIL MARKET

We currently partner with Nova Development. They currently distribute over 20 different titles into retail and have renamed the product we licensed to them "Transfer Your PC Deluxe"(TM). They currently distribute our software in CompUSA, Fry's Electronics, Inc., Micro Electronics, Inc. (MicroCenter), Staples, Inc., Office Depot, Inc. and Office Max Incorporated . They are responsible for production and marketing and pay us a royalty as the product sells through retail to the end user. We believe there is significant potential growth in the retail market as we work with our partner to make our product more retail oriented.

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

While we will try to exploit these growth opportunities, there can be no guarantees that we will be successful or that revenues will grow in future periods. Some of these opportunities require us to develop a new version of the IntelliMover(TM) software with new features or to find other new products to license. There can be no guarantee that we will be able to develop those features or license new products or if we develop or license them they will be commercially acceptable.

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

There can be no guarantee that we will find any company that has any of these attributes, or if we find a company with some of these attributes that it will want to be acquired by us. If we find a company that has a few of these attributes and we actually merge with them, there can be no guarantee that the acquisition will be advantageous to our stockholders.

COMPETITION

COMPETITIVE ADVANTAGE

Our core competency lies in our ability to extract data, settings, and preferences out of applications and operating systems and distill the data into vendor neutral file formats that will allow us to prepare the extracted data and convert it into other applications or operating systems. We have created the ability to move the data regardless of transport type, e.g., cable (USB or Parallel), wired (LAN or WAN) or wireless (WIFI or 802.11a, b or g)).

COMPETITORS

We face competition from a select group of small migration software providers in the consumer PC market. We believe that our offering for the consumer migration market is superior in technical functionality and features than other potentially competitive products. We believe that no potential competitor allows users to integrate their settings and data into a new machine instead of simply copying information, provide for migration across operating system versions or software application versions, or provides cross application capabilities. Simple migration and cloning offerings only allow users to place an identical copy of a hard drive onto a new hard drive. The copy will not function correctly unless it is moved between identical machines, for example users cannot successfully move a copy of the hard drive of a Compaq Presario to a Gateway. Essentially, such competitive migration offerings lack intelligence that allows users to select the configuration or personality characteristics.

Our consumer migration competitors have chosen a distribution strategy that focuses on traditional retail channels, and thus face the challenges of the effort and cost of distributing a "shrink wrapped" product into retail stores. In the consumer migration segment, our technology and partnerships with major PC OEMs have positioned us as a market leader. In our opinion, the OEM distribution strategy we use is the best approach to educate and distribute product for migrations when users buy a new system. There can be no guarantee that we will keep our favored placement with the OEM's or that other competitors will not be successful in entering and competing with us in the OEM channel.

We believe that we are the largest supplier of migration software aimed at the consumer market in terms of units sold and revenue dollars. We believe we have only three competitors in the consumer market, the largest is Eisenworld, Inc. which has a product entitled PC Relocator. Eisenworld, Inc. sells to consumers mainly through the retail channel. Laplink Software, Inc. sells a product called PC Mover (which it licenses from Spearit Software, Inc.) through retail and Spearit Software, which sells a product called MoveMe (which it licenses to Laplink Software).

MANUFACTURING

Virtually all of our manufacturing is done in the in Taiwan. The Company currently uses one contract manufacturer to supply products that make up about 60% of our revenue. There is no unique technology or skills required to manufacture our product and the Company believes that the loss of this manufacturer would not cause significant problems to our business. There are numerous manufacturers who could fabricate our products at competitive prices should we need to make alternative arrangements. In 2005, the Company is taking steps to second source our product manufacturing.

GOVERNMENT REGULATION

We are subject to the same federal, state, and local laws as other companies conducting business in the software field. Our products are subject to copyright laws. We may become the subject of infringement claims or legal proceedings by third parties with respect to our current or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights, or to establish the validity of our proprietary rights. Any such claims could be time-consuming, divert management from our daily operations, result in litigation, cause product shipment delays or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. Moreover, an adverse outcome in litigation or a similar adversarial proceedings could subject us to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business and operating results.

SUBSIDIARIES

Detto Technologies, Inc., a Washington corporation is our only wholly-owned operating subsidiary.

RESEARCH AND DEVELOPMENT

SOFTWARE DEVELOPMENT COSTS
Software development costs incurred in conjunction with product development are charged to expense until technological feasibility is established in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"). Thereafter, all software product development costs are capitalized and reported at the lower of unamortized cost or net realizable value. The establishment of technological feasibility and the ongoing assessment of the recoverability of costs require considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenues and estimated economic life and changes in software and hardware technology. We do not have any capitalized software product development costs as of December 31, 2004.

INTELLECTUAL PROPERTIES AND OTHER PROPRIETARY RIGHTS

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our registered trademarks include Intellimover(TM), among others. We currently own no patents, but we have two pending U.S. patent applications. All our employees enter into non-disclosure agreements.

We license our products to end users on a "right to use" basis pursuant to a perpetual license agreement that restricts use of products to a specified number of uses. We generally rely on "shrink-wrap" or "click-wrap" licenses that become effective when a customer opens the package or downloads and installs the software on its system. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure, and transferability. There can be no assurance that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

EMPLOYEES

At December 31, 2004, we had 22 employees in the United States. Of the 22 employees, approximately 8 are in research and development, 10 in sales and marketing and 4 in general and administrative functions. We currently outsource our tier one technical support to India. We believe that our employee relations are good. None of our employees are represented by a collective bargaining unit. All employees sign standard employment agreements that specify there are all "at will" employees.

EXECUTIVE OFFICERS

      The following sets forth certain information regarding our executive officers as of December 31, 2004:

NAME            AGE                         POSITION(S)
------------    ---   ------------------------------------------------------
Larry Mana'o    40    Chief Executive Officer, President and Chairman of the
                      Board of Directors
William Glynn   56    Chief Financial Officer, Treasurer and Secretary to the
                      Board

Akhee Rahman resigned as the Company's President, Chief Executive Officer and Secretary effective August 26, 2004 after the acquisition of Detto Technologies Inc. and the current officers were then appointed by the Board.

LARRY MANA'O. Mr. Mana'o has served as Chief Executive Officer and as a director of Detto Technologies, Inc. since 1999 and as CEO and a director of the public entity since August of 2004. Larry Mana'o brings to Detto more than 20 years of marketing and high-tech experience. Prior to co-founding Detto, Mr. Mana'o applied his innovation at The VoiceWorks, Inc., a Silicon Valley company. Mr. Mana'o served as the Vice President of Sales and marketing for The VoiceWorks, Inc., a voiceover-IP company in 1999. Mr. Mana'o also served as Vice President of Desktop Services for DecisionOne Corporation in 1997. He managed operations, sales and support for the largest business unit in this NASDAQ publicly traded company. His business unit was the fastest growing division at DecisionOne and the CEO selected him as one of the top 5 employees in the company. As a former Microsoft manager, Mr. Mana'o worked as an International Services Manager for MSN, Advanced Support Technologies Product Planner, and Product Support Services Manager in his tenure at Microsoft from 1992 to 1997. Prior to 1997, Mr. Mana'o worked in several high tech businesses as well as marketing and advertising firms.

WILLIAM GLYNN. Mr. Glynn has served Chief Financial Officer at Detto Technologies, Inc. since July 2002 and as Cheif Financial Officer of the public entity since August 2004. Mr. Glynn has 30 years experience in finance and has served in various capacities at both small and large high tech companies. From 1999 to 2002 he was previously a founder and CFO of Fidelica Microsystems, Inc., CFO for The Voice Works Inc. from 1996 to 1999 and CFO of Omnis Software which was traded on NASDAQ National Market from 1993 to 1996. He was also the CFO and a founder of Eagle Computer while they went public on NASDAQ in 1984. Mr. Glynn began his career in 1974 as a CPA with Coopers & Lybrand.

ITEM 2. DESCRIPTION OF PROPERTY LEASE COMMITMENTS

The Company leases its facilities located at 14320 NE 21st Street, Bellevue, Washington 98007 under operating leases expiring in June of 2006. The rent is approximately $8,000 per month. The approximate future rental payments due under the Company's leases are as follows:

(in thousands)
YEARS ENDING
2005     $96,000
2006     $49,000

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2004, we were not a party to any material litigation, claim or suit whose outcome could have a material effect on our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Our common stock is traded on the Over the Counter Bulletin Board under the symbol "DTTO". Prior to our acquisition of Detto Technologies, our common shares were quoted on the OTCBB under the symbol "JTSR".

The following table sets forth the quarterly high and low closing prices for our common stock on the OTCBB for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. For fiscal years 2003 and 2004:

                                                HIGH       LOW
                                                ----       ----
FISCAL YEAR 2005
First Quarter                                  $2.00      $1.05

FISCAL YEAR 2004*
Third Quarter**                                $2.00      $1.10
Fourth Quarter                                 $3.95      $1.15

* Trading in Jitsource, our predecessor, was limited prior to August 26, 2004 and therefore has not been included.

** From August 26, 2004, the first trading date after completion of the acquisition of Detto Technologies by Jitsource.

On April 11, 2005, the closing price for our common stock on the Over the Counter Bulletin Board was $1.15 and there were approximately 106 holders of record of our common stock. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

The transfer agent and registrar for our common stock is Holladay Stock Transfer, 2939 N. 67th Place, Scottsdale, AZ 85251.

DIVIDENDS
We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

RECENT SALES OF UNREGISTERED SECURITIES

During 2004, under the terms of the reverse merger and recapitalization completed in August 2004, 4,585,000 shares were issued to former shareholders of Jitsource, Inc. and 1,917,543 shares were issued when stock options and warrants were exercised. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

During April through June of 2004, the Company commenced a private placement of common stock at $1.56 per share. The Company issued 389,103 shares of common stock resulting in proceeds of $607,000. There were no fees in connection with this offering. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

During August through December of 2004, the Company commenced a private placement of common stock at $1.56 per share the Company issued 300,025 shares of common stock resulting in proceeds of $462,000. There were no fees in connection with this offering. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

During January through March of 2005, the Company commenced a private placement of common stock at $1.00 per share the Company issued 366,000 shares of common stock resulting in proceeds of $366,000. There were no fees in connection with this offering. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include our expectations, hopes, and intentions regarding the future, including but not limited to statements regarding our strategy, competition, development plans (including anticipated cost, timing and eventual acceptance of new products and services by the market), financing, revenue, and operations. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the "Risk Factor" section and elsewhere in this Form 10-KSB. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

This discussion and analysis of the financial statements and results of operations should be read in conjunction with our audited Consolidated Financial Statements, including the related notes thereto, contained elsewhere in this Form 10-KSB.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent liabilities.

On an on-going basis, we evaluate our estimates, including those related to revenue recognition and accounting for intangible assets and goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

 We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements:

REVENUE RECOGNITION. The Company recognizes revenue in accordance with the guidance provided under Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, and SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition with Respect to Certain Transactions.

We sell products through resellers, original equipment manufacturers ("OEM") and other channel partners, as well as directly to end users, under similar terms. We generally recognize product revenue upon shipment, net of estimated returns, provided that collection is determined to be probable and no significant obligations remain. Product revenues from original equipment manufacturing agreements are generally recognized based on reporting of sales from the OEM partner. Typically a software license, hardware, installation and post-contract customer support ("PCS") elements are combined into a package with a single

"bundled" price. A portion of the sales price is allocated to each element of the bundled package based on their respective fair values as determined when the individual elements are sold separately. Revenues from the license of software are recognized when the software has been shipped and the customer is obligated to pay for the software. When rights of return are present and the Company cannot estimate returns, the Company recognizes revenue when such rights lapse. Revenues for PCS are recognized on a straight-line basis over the service contract term.

SOFTWARE DEVELOPMENT COSTS.
Software development costs incurred in conjunction with product development are charged to expense until technological feasibility is established in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed ("SFAS 86"). Thereafter, all software product development costs are capitalized and reported at the lower of unamortized cost or net realizable value. The establishment of technological feasibility and the ongoing assessment of the recoverability of costs require considerable judgment by us with respect to certain external factors, including, but not limited to, anticipated future gross product revenues and estimated economic life and changes in software and hardware technology. We do not have any capitalized software product development costs as of December 31, 2004.

INTANGIBLE ASSETS AND GOODWILL. We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important which could trigger an impairment review include the following:

      o Significant underperformance relative to expected historical or projected future operating results;

      o Timing of our revenue, significant changes in the manner of use of the acquired assets or the strategy for the overall business;

      o     Significant negative industry or economic trends;

      o     Significant decline in our stock price for a sustained period; and

      o     Our market capitalization relative to net book value.

When we determine that the carrying value of intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and projecting cash flows.

Following the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we updated our policy for assessing and determining impairment of goodwill. The SFAS No. 142 goodwill impairment model is a two-step process. The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and are based on our best estimate of future revenue and operating costs and general market conditions. These estimates are subject to review and approval by management. This approach uses significant assumptions, including projected future cash flows (including timing), the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate.

RESULTS OF OPERATIONS
Effective August 26, 2004, the registrant completed the acquisition of Detto Technologies. The results for the years ended December 31, 2004 and 2003 each include a full year of continuing operations of the operating company previously know as Detto Technologies, Inc.

The following table sets forth certain Consolidated Statement of Operations data for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-KSB.

                      TWELVE MONTHS ENDED               TWELVE MONTHS
                              ENDED                         ENDED
                       DECEMBER 31, 2004              DECEMBER 31, 2003
                      --------------------            -------------------
                                % OF NET   PERCENT              % OF NET
                       RESULTS  REVENUES    CHANGE     RESULTS  REVENUES
                      -------------------- ---------  -------------------
Net Revenues          $   4,401       100%        5%  $   4,187      100%
Cost of Revenues          1,312        30%      (14)%     1,535       37%
Gross Profit              3,089        70%       16%      2,652       63%
Operating expenses
   Research and
     development            916        21%       (3)%       948       23%
   Sales and marketing    1,110        25%       --%      1,107       26%
   General and
     administrative       1,192        27%      (19)%     1,476       35%
     Total operating
        expenses          3,218        73%       (9)%     3,531       84%
                     ----------                      ----------
Operating loss             (129)       (3)%     (85)%      (879)     (21)%
Interest expense (net)     (249)       (6)%     (55)%      (548)     (13)%
                     ----------                      ----------
Other income
   (expense), net            28          1%      NA                     0%
                     ----------                      ----------
Merger related expense      (99)       (2)%      NA                     0%
                     ----------                      ----------
Net loss              $    (449)      (10)%     (69)%  $ (1,427)     (34)%
                     ==========                      ==========

REVENUE

NET REVENUE. Our revenue is derived principally from software licensing and royalties from republishers who license our software. Total net revenue increased 5% to $4.4 million for the year ended December 31, 2004 from $4.2 million for the prior fiscal year.

In November 2003, we began republishing other developers software and selling it into our OEM customer base. We began shipping privately labeled product bundles such as Dell's PC Replacement Suite (which includes Intellimover(TM) and SecureClean, BacTrak and PestPatrol. The Intellimover(TM) SE (Service Edition) aimed at service providers in August 2003. These bundles have continued to grow to a significant portion of our 2004 revenues.

During 2004, we transferred to Alista an exclusive, world-wide, non-transferable license to modify and sell its 4.0 software into the Enterprise market and recorded a receivable in the amount of $1,000,000. The agreement includes future cross-licensing by both companies of modifications and improvements to the software. We currently maintain a 45% ownership interest in Alista, but expects its ownership interest to decrease as Alista seeks additional financing.

In 2003 we also began licensing our software to other republishers. These licenses typically require the licensee to be responsible for marketing, production and support. They then pay us a royalty based on the licensee's sales of our software. While the royalty paid us is less then the average selling price for our software, royalties have no significant cost of sales or marketing costs attached to them so they contribute directly to operating income.

We can make no assurances as to the market acceptance or the ability for these new product lines to generate additional revenue. While we are committed to marketing and research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products and any new products may not achieve market acceptance. In addition, our ability to continue our marketing or research and development efforts at anticipated levels is subject to the availability of adequate liquidity and other risks described below.

COST OF REVENUE. Cost of revenue is comprised of direct costs associated with software license sales including software packaging and cables, documentation and physical media costs. Total cost of revenue decreased 14% to $1.3 million for the year ended December 31, 2004 from $1.5 million in the prior fiscal year. As a percentage of license revenue, cost of license revenue decreased 7% to 30% for the year ended December 31, 2004 from 37% in the prior fiscal year. The decrease in cost of revenue as a percentage of revenue was due to management's concentration on lowering the cost of components, assembly and shipping and outsourcing support overseas as well as a more favorable mix of higher margin products and a very significant increase in royalties from licensing which typically do not have any cost of revenue associate with them.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses for engineering personnel, overhead costs and costs of contractors. Research and development expense decreased 3% to $.9 million for the year ended December 31, 2004 from $1.0 million for the year ended December 31, 2003. Research and development expense decreased to 21% from 22% of total revenue for the years ended December 31, 2004 and 2003, respectively. Since the end of fiscal year 2002 after we introduced our product, we have changed the mix of our research and development efforts to include more maintenance and improvement of our products as opposed to pure development. This has allowed us to lower our research and development expense in absolute dollars. We are committed to our research and development efforts and expect research and development expense as a percentage of revenues to decrease in future periods assuming revenues increase. Such efforts may not result in additional new products and any new products and may not generate sufficient revenue, if any, to offset the research and development expense.

SALES AND MARKETING. Sales and marketing expense consists of salaries, benefits, sales commissions, travel, collateral, overhead costs for our sales and marketing personnel as well market development funds paid mainly to our OEM customers. Selling and marketing stayed essentially flat at $1.1 million for the year ended December 31, 2004 and December 31, 2003. Sales and marketing expense decreased to 25% of total net revenue for the year ended December 31, 2004 from 26% of total revenue for the year ended December 31, 2003. We anticipate that selling and marketing costs related to will remain relatively stable in future periods as a percentage of revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expense includes costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation, audit fees, legal fees and overhead costs. General and administrative expense decreased 19% to $1.2 million for the year ended December 31, 2004 from $1.5 million for the year ended December 31, 2003. This decrease in general and administrative spending is a result of continued cost controls. We anticipate that general and administrative costs, in absolute dollars, will grow at a slower rate than revenues in future periods, if revenues grow, now that cost reduction efforts have been implemented.

OPERATING LOSS

OPERATING LOSS. We recorded near break-even operating results of a negative $0.1 million for the year ended December 31, 2004 compared to operating losses of $.9 million and $1.8 million for the years ended December 31, 2003 and 2002, respectively.

INTEREST INCOME (NET). Interest expense is primarily comprised of interest paid on our bridge loans and interest on our line of credit. Interest expense was $0.2 million and $0.5 million for the years ended December 31, 2004 and 2003, respectively. The lower interest expense for the year ended December 31, 2004 is primarily due to the reduction of the bridge notes outstanding.

OTHER INCOME. Other expense is primarily comprised a gain on the sale of certain fixed asset. Other expense was $0.3 million, $0.5 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. With the reduction of the interest rate as a result of the restructuring of our debt in June 2004, we expect a reduction in interest expense in future periods.

MERGER RELATED EXPENSE. Merger related expense reflects the legal, accounting and other costs of the acquisition of Detto Technologies Inc. For the year ended December 31, 2004 the expense was $.9 million. There were no mergers and therefore no expenses for the year ended December 31, 2003.

NET LOSS
The net loss for the year ended December 31, 2004 was $.5 million, or $0.05 per share, as compared to net losses of $1.4 million or $0.25 share, for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had outstanding bridge notes of $968,000, a decrease from the outstanding balance of $2,789,000 as of December 31, 2003. The decrease is mainly due to the conversion of convertible bridge notes into our common stock at $.60 per share, the assumption of $1.0 million of the bridge notes by a customer in exchange for a license to modify and sell our technology to the enterprise market, a market that we currently have no presence or revenue. As of December 31, 2004, $225,000 of the bridge notes were outstanding to New Sea Investments, $205,000 of the bridge notes were outstanding to Calvin Cheung and $77,967 of the bridge notes were outstanding to Kevin Chang, all with an interest rate of 8%. The New Sea and Cheung and $35,000 of Chang notes are convertible into approximately 800,000 shares of common stock and are due July 15, 2005. In addition to holding the Convertible Subordinated Note, New Sea, Calvin Cheung and Kevin Chang are stockholders and Kevin Chang is a vice-president of Detto. New Sea and its affiliates own approximately 31% of our common stock and Calvin Cheung owns approximately 10% of our common stock. Hayes Young (an affiliate of New Sea Equities) and Calvin Cheung are members of our Board of Directors. Other individual affiliates of New Sea Equities are also stockholders of the Company.

In addition to the bridge notes, an investor (who is an affiliate of New Sea Equities) has guaranteed a loan for the Company at a commercial bank. As of December 31, 2004 approximately $360,000 was outstanding on the loan.

At December 31, 2004, we had $20,000 in cash as compared to $66,000 at December 31, 2003. During fiscal 2004 we completed two private financings that resulted in proceeds of $1,057,000. We believe that our cash flow from operating activities will not be sufficient to meet our operating and capital expenditure requirements for fiscal year ending December 31, 2005 or through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. We will seek to take advantage of opportunities in the equity and capital markets to raise additional funds for operating needs. There can be no guarantee that we will be able to raise any capital on commercially reasonable terms and if we cannot it will adversely affect our plans.

Cash used in operating activities was $1,350,000 for fiscal 2004 compared to $145,000 for fiscal 2003. The difference is primarily due to the transfer of a license to Alista which was paid for by the assumption of $1,000,000 of debt.

Cash used in investing activities of $3,000 for fiscal 2004 consisted of payments for purchases of property and equipment. Cash generated in investing activities of $95,000 for fiscal 2003 consisted of payments for purchases of property and Equipment of $30,000, net of $125,000 generated by the release of restricted cash held as collateral for an equipment lease that was fully paid for in fiscal 2003.

Cash provided by financing activities for fiscal 2004 of $1,307,000 consisted primarily of proceeds of $1,057,000 through the sale of 692,549 shares of common stock as well as proceeds from Notes Payable and the factoring of accounts receivable. Cash provided by financing activities of $79,000 for fiscal 2003 included proceeds from the sale of a note of $562,000, less note payments of $188,000, offset by a decrease in factored accounts receivable of $295,000.

We had no material commitments for capital expenditures at December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 153"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will not have a material impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not have a material impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Through December 31, 2004, the Company has reported employment related stock options in accordance with APB Opinion No. 25. The issuance of options in 2005 will be the first issuances potentially affected by SFAS No. 123(R). The effect on the financial statements for 2005 has not yet been determined.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not have a material impact on the financial statements of the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not impact the financial position or results of operations of the Company.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not impact the financial position or results of operations of the Company.

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

EARLY STAGE OF DEVELOPMENT AND OPERATING LOSSES. We have incurred substantial net losses in each fiscal quarter since our inception in October 1999. From inception through December 31, 2004, we incurred net losses of approximately $16 million.

We can provide no assurances that we will be successful in meeting our revenue and profit projections within our target segments. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by new enterprises in the early stage of development of products based on new technology, particularly companies in new and rapidly developing markets. To address these risks, we must, among other things, raise capital, develop and increase its customer base, respond to competitive developments, attract, retain and motivate qualified personnel and continue to develop its technologies. There can be no assurance that we will be successful in addressing any or all of such risks or that we will achieve or sustain significant revenues or profitability. Our limited operating history makes the prediction of future results of operations extremely difficult.

NEED FOR ADDITIONAL FINANCING; DILUTION. Our long-term liquidity will be affected by numerous factors, including, but not limited to, demand for our products; extent to which our personal computer migration technology products receive broad market acceptance; the scope of any strategic partnerships; the timing and extent to which we must invest in new technology; expenses for sales and marketing and new product development; the extent to which competitors are successful in developing and marketing their own products and increasing their market share; and the level and timing of our revenues. To the extent that resources are insufficient to fund our activities, we may need to raise additional capital. There can be no assurance that such additional funding, if needed, will be available on terms and conditions attractive to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to expand our business, develop or enhance its products, take advantage of future opportunities or respond to competitive pressures, any of which occurrences could have a materially adverse affect on our business, operating results, and financial condition. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor upon our default. We also might be required to sell or license our products or technologies under disadvantageous circumstances we would not otherwise consider.

To the extent we raise additional capital by issuing equity or securities convertible into equity, ownership dilution to our existing stockholders will result.

LACK OF DIVIDENDS. We do not anticipate paying cash dividends on our common shares in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends, or that even if the funds are legally available, that the dividends will be paid.

LIMITED LIQUIDITY. Our securities, which are quoted on the OTC bulletin board, offer limited liquidity as compared to securities listed on a national securities exchange or the NASDAQ stock market, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

VOLITALE MARKET PRICE. The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, we have relatively few common shares outstanding in the "public float" since most of our shares are held by a small number of shareholders. In addition, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date, lack of capital to execute our business plan, and uncertainty of future market acceptance for our products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results, acceptance of our products and services as viable security and technology solutions, government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures, our capital commitments, and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

VOLATILITY OF MARKET PRICE; SECURITIES LITIGATION. As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

SHARES SUBJECT TO PENNY STOCK RULES. The trading price of our common stock has been less that $5.00 per share and therefore is subject to the SEC's penny stock rules. Before a broker-dealer can sell a penny stock, the penny stock rules require that the firm first approve the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer's account. These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could therefore reduce the level of trading activity in a stock that is subject to the penny stock rules. Consequently, because our common stock is subject to the penny stock rules, our stockholders may find it more difficult to sell their shares.

GOING CONCERN QUALIFICATION BY AUDITORS. Our independent auditors have included an explanatory paragraph in their audit report issued in connection with our financial statements which states that our recurring operating losses since inception raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. Obtaining additional financing may be more difficult because of the uncertainty regarding our ability to continue as a going concern. If we are unable to generate revenues or profits from our product sales or we are unable to secure additional financing on acceptable terms or at all, we may be forced to reduce or discontinue product development, reduce or forgo sales and marketing efforts or forgo attractive business opportunities in order to improve our liquidity to enable us to continue operations.

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

DEPENDENCE ON A FEW CUSTOMERS. Most of our revenues are derived from sales to original equipment manufacturers ("OEM") that charge their customers an additional fee to purchase IntelliMovr(TM) software when they purchase a new personal computer from the OEM. Sales to one OEM customer, Dell Computer Corporation, accounted for 46% of our revenue during the year ended December 31, 2004. If we are unable to market our product successfully to a broader base of OEM customers or increase the number of distributors and channels for our product, it will have an adverse impact on our ability to generate significant revenues.

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

COMPETITION. The personal computer migration technology industry is highly competitive and we expect the level of competition to increase. In addition, given the lack of significant barriers to entry into such industry, new competitors may enter the market in the future. Several companies with substantially greater resources than us are engaged in providing products and services that are competitive with those in which we are engaged. As a result, certain of these competitors may be able to develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily or aggressively reduce their prices below our costs. As additional competitors develop and launch similar products and services, our risk herein may increase. We cannot assure you that we will be able to compete successfully with existing competitors or new competitors.

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

UNCERTAIN MARKET ACCEPTANCE OF DETTO PRODUCTS AND SERVICES. We are currently focusing on marketing personal computer migration products and services to the domestic and international markets, and presently only to the consumer-based personal computer sector. There can be no assurance our products and services will gain widespread commercial acceptance in this sector, nor can there be assurance that we will be successful in entering other target markets such as corporate and institutional customers. In addition, the Company may not be successful in establishing strategic relationships with any groups or individuals that lead to any meaningful positive financial impact on us.

RELIANCE ON KEY INDIVIDUALS; NEED TO HIRE ADDITIONAL QUALIFIED PERSONNEL. We are dependent upon the active participation of current key management personnel. We plan to hire additional programmers, sales, marketing, account management, and senior managers. However, there can be no assurances that we will be successful in attracting, retaining or motivating key personnel. Although we are committed to offering competitive salaries, stock options, benefits and an appealing work environment, there can be no assurance that we will be able to attract such persons or retain any of our key personnel. Our inability to hire and retain qualified personnel could have a material adverse effect upon our future business prospects. Furthermore prospective investors must rely on the ability of management to evaluate the personal computer industry properly, develop viable products, control costs and utilize our resources efficiently.

OUR DEPENDENCE ON PROPRIETARY RIGHTS; RISK OF INFRINGEMENT. We intend to rely on a combination of trade secret, copyright, trademark and patent laws, nondisclosure and confidentiality agreements and other contractual provisions and technical measures to protect its proprietary rights. We currently have no patents for our products. There can be no assurance that these protections will be adequate or that our competitors will not independently develop products incorporating technology that is substantially equivalent or superior to our technology. In the event that we are unable to protect our proprietary rights, our business, financial condition and results of operations could be materially and adversely affected.

There can be no assurance that we will not be subject to claims that its products infringe on the intellectual property of third parties, that we would prevail against any such claims or that a licensing agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. Any such claim, with or without merit, would likely be time consuming and expensive to defend and could have a material adverse effect on our business, financial condition and results of operations.

PRODUCT DEVELOPMENT AND OPERATION RISKS. With expansion of the business, Detto will be required to develop and upgrade its technology to accommodate its next generation products and increased sales volume. Any inability to do so may cause a degradation in levels of customer service, impaired quality of the Detto products and speed of fulfillment of customer orders and could have a material adverse effect on the Company's business, financial condition or results of operation.

In addition, substantially all of our computer hardware may be located at a single facility. Our operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake or similar events. The occurrence of any of these events could have a material adverse effect on the Company's business, financial condition or results of operations.

CONTINUED CONTROL BY MANAGEMENT. Our officers and directors (or companies in which such directors are principals) may beneficially own or control in excess of 50% of the outstanding capital stock of the Company. Accordingly, these stockholders will have the ability to exert significant influence over the Company, and, if such stockholders vote together, control matters requiring stockholder approval, including the election of directors and the outcome of other corporate action requiring stockholder approval. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

FORWARD-LOOKING STATEMENTS. Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's limited operating history; uncertain market acceptance of the Company's products and services; technology changes; competition; changes in the Company's business strategy or development plans; the ability of the Company to attract substantial additional capital; the ability to attract and retain qualified personnel; liability and other claims asserted against the Company; and other factors referenced in the Risk Factors and elsewhere in this memorandum. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

ITEM 7. FINANCIAL STATEMENTS

        Our Consolidated Financial Statements, including the Notes thereto, together with the report of independent auditors thereon are presented as a separate section of this Form 10-KSB, and the following are attached hereto beginning on Page F-1:

        Consolidated Financial Statements:
          Report of Independent Auditors
          Consolidated Balance Sheets as of December 31, 2004 and
            December 31, 2003
          Consolidated Statements of Operations for fiscal years
            ended December 31, 2004 and 2003
          Consolidated Statements of Cash Flows for fiscal years ended
            December 31, 2004 and 2003
          Consolidated Statements of Stockholders' Equity (Deficit)
            for fiscal years ended December 31, 2004 and 2003
          Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with our accountants on accounting or financial disclosure for the year ended December 31, 2004.

ITEM 8/A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The evaluation of our disclosure controls and procedures and internal controls included a review of their objectives and processes, implementation and effect on the information generated for use in this report. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls, and whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. The overall goals of these evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

      Based on their evaluation as of a date within 90 days of the filing date of this Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date their evaluation. There were no significant deficiencies or material weaknesses, and therefore, no corrective actions were taken.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Our Bylaws provide that the Board of Directors is to be composed of no less than one (1) director with the Board able to set the exact number of directors by majority vote. The exact number of directors is currently set at three (3) by resolution of the Board. The directors are elected or appointed to serve until the next annual meeting. The following table sets forth as of March 31, 2005, the name, age, and position of the directors, the date they joined the Board of Directors and the year in which their term expires:

                                                                        TERM
NAME OF DIRECTOR              AGE         POSITION      DIRECTOR       EXPIRES
----------------              ---         --------      --------       -------
Larry Mana'o (1)              40          Chairman       1999 (4)        2005

Hayes Young (2,3)             45          Director       2001 (4)        2005

Calvin Cheung (1,2)           37          Director       1999 (4)        2005

----------
(1) Member of the Compensation Committee
(2) Member of the Audit Committee
(3) Member of the Nominating and Corporate Governance Committee
(4) Became a member of the Board of Directors of the new entity in 2004

      Effective August 26, 2004, as part of the acquisition of Detto Technologies Inc all the above directors were appointed to the board and Akhee Rahman resigned as the Company's sole director effective as of August 26, 2004. The resignation is not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. On October 8, 2004, Michael Yung who had also been appointed to the board on August 26, 2004 by Akhee Rahman resigned. The resignation is not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

      The following is a brief summary of the background of each director as of December 31, 2004:

LARRY MANA'O. Mr. Mana'o has served as Chief Executive Officer and as a director of Detto Technologies, Inc. since 1999 and as Chief Executive Officer and a director of the public entity since August 2004. Mr. Mana'o brings to Detto more than 20 years of marketing and high-tech experience. Prior to co-founding Detto, Mr. Mana'o applied his innovation at The Voice Works, Inc., a Silicon Valley company. Mr. Mana'o served as the Vice President of Sales and marketing for The Voice Works, Inc., a voiceover-IP company in 1999. Mr. Mana'o also served as Vice President of Desktop Services for DecisionOne Corporation in 1997. He managed operations, sales and support for the largest business unit in this NASDAQ publicly traded company. His business unit was the fastest growing division at DecisionOne and the CEO selected him as one of the top 5 employees in the company. As a former Microsoft manager, Mr. Mana'o worked as an International Services Manager for MSN, Advanced Support Technologies Product Planner, and Product Support Services Manager in his tenure at Microsoft from 1992 to 1997. Prior to 1997, Mr. Mana'o worked in several high tech businesses as well as marketing and advertising firms.

CALVIN CHEUNG. Mr. Cheung has served as a director of Detto Technologies Inc. since 1999 and as a director of the public entity since August 2004. Mr. Cheung is Director of Taunus Printing (Holding) Ltd. Taunus Printing (H.K.) Ltd. and Taunus Printing (China) Ltd., one of the largest printing facilities located in Hong Kong and China. Major clients include Mattel, Casio, Sony, Day Runner, McDonald, Toshiba, and Filofax. He is a substantial stockholder and director of several other technology companies including VirtualClinician.com. He has over 10 years of management experience in various industries including real estate, entertainment and technology.

HAYES YOUNG. Mr. Young has served as a director of Detto Technologies, Inc. since 2001 and as a director of the public entity since August 2004. Mr. Young has been the General Partner at Shestack and Young, L.L.P., a law firm in New York City since 1990.

      Information regarding our current executive officers, which may be found under the caption "Executive Officers of the Registrant" in Part I hereof, is incorporated by reference into this Item 9.

FAMILY RELATIONSHIPS

      To our knowledge there are no family relationships between any of our directors and executive officers.

      There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements, or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

      None of our directors or executive officers has, during the past five years, (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding; (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or (4) been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file certain reports of ownership with the Securities and Exchange Commission (the "SEC") and with the National Association of Securities Dealers, Inc. All reports required to be filed during fiscal year ended December 31, 2003 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were filed on timely basis.

CODE OF ETHICS

      We have adopted a code of ethics that applies to our principal executive officer and our senior financial officers or persons performing similiar functions. A copy of our code of ethics is filed with this annual report.

COMMITTEES

      Mr. Mana'o and Mr. Cheung comprise our Compensation Committee. Mr. Young and Mr. Cheung comprise our Audit Committee. None of our current directors have the requisite public company accounting background or experience to be considered an "audit committee financial expert" as that term is defined by the SEC. Due to the early stage of our products and limited financial resources, we are not in a position at this time to engage an audit committee financial expert to serve on our board. Mr. Young comprises our Nominating and Corporate Governance Committee.

ITEM 10. EXECUTIVE COMPENSATION SUMMARY COMPENSATION

      The following table sets forth the compensation of our Named Executive Officers, which consist of a) all persons serving as the chief executive officer during the fiscal year and b) the two most highly compensated executive officers serving as such at the end of the fiscal year, in addition to the chief executive officer.


SUMMARY COMPENSATION TABLE
                                                                            LONG TERM
                                       ANNUAL COMPENSATION              COMPENSATION AWARDS
                                 --------------------------------       --------------------
                                                                            SECURITIES
                                                                           UNDERLYING           ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR    SALARY($)       BONUS($)          OPTIONS(#)        COMPENSATION
---------------------------      -----   -----------     -----------    --------------------  -------------
Larry Mana'o (1)                  2004   $   137,500     $         _               --         $           _
President and Chief Executive     2003   $   138,250     $         _                          $           _
Officer
William Glynn (1)                 2004   $   112,500     $         _               --         $           _
Chief Financial Officer           2003   $   111,458     $         _                          $           _
Akhee
Rahman,
former President and
Chief Executive
Officer                           2004        90,000(2)            -               --         $           _


----------
(1) Appointed to current position on Aug 26, 2004 upon completion of the merger with Detto Technologies, Inc.

(2) On April 5, 2002, Jitsource, Inc. entered into a five year employment agreement with Akhee Rahman, its prior Chief Executive Officer. The term of the Agreement was for five years with a base annual salary of 500,000 shares payable in monthly installments commencing on the date of the Agreement. Notwithstanding the Agreement, we agreed to issue the 500,000 shares to Akhee Rahman in one lump sum upon the signing of the employment agreement. The 500,000 shares were issued to Akhee Rahman pursuant to the Agreement as compensation in lieu of cash salary and were valued at $90,000. Mr. Rahman did not receive any further compensation as Chief Executive Officer through August 2004.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth the individual grants of stock options made by us during the thru fiscal year ended December 31, 2004 to each of the Named Executive Officers:

                        NUMBER OF      PERCENT OF TOTAL
                       SECURITIES      OPTIONS GRANTED
                       UNDERLYING      TO EMPLOYEES IN    EXERCISE    EXPIRATION
NAME                 OPTIONS GRANTED    FISCAL YEAR(1)     PRICE         DATE
-----------------    ---------------   ----------------   --------    ----------
Larry Mana'o             150,000                     19%       1.56     8-26-14
William Glynn            125,000                     16%       1.56     8-26-14

----------
(1) Based on an aggregate of 790,000 options granted to our employees in the period ended December 31, 2004, including the Named Executive Officers. The options listed in the table vest according to the following schedule:
      25% nine months after the vesting commencement date, and one twenty-seventh of the remaining shares per month thereafter, such that the option will be fully vested thirty-six (36) months after the vesting commencement date.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES.

      The following table shows, as to the Named Executive Officers, exercises and the value of unexercised options at December 31, 2004:


                                              UNDERLYING UNEXERCISED    VALUE OF UNEXERCISED
                        OPTIONS EXERCISED           OPTIONS AT         IN-THE-MONEY OPTIONS AT
                        DURING THE FISCAL         FISCAL YEAR END        FISCAL YEAR END(1)
                                    PRICE    -------------------------- -----------------------
NAME                     SHARES   PER SHARE  UNEXERCISABLE EEXERCISABLE UNEXERCISABLE
------------            -------   ---------  ------------- ------------ -------------
Larry Mana'o             76,712     $.60        150,000    $        --  $     66,000
William Glynn           126,355     $.60        125,000    $        --  $     55,000

----------
(1) In accordance with SEC rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be closing price of the common stock on December 31, 2004, which was $2.00 per share.

EMPLOYMENT CONTRACTS

      We currently have no employment agreements with our officers or directors.

DIRECTOR COMPENSATION

      We reimburse directors for travel and other out-of-pocket expenses incurred in attending Board meetings. We do not pay cash compensation to our directors. No options or warrants were granted to any of our directors during the year ended December 31, 2004.

BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION
DECISIONS

      Mr. Mana'o, our director and chief executive officer, participated in deliberations of the Board of Directors concerning officer compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of December 31, 2004, certain information with respect to the beneficial ownership of our voting securities by
(i) any person (including any "group" as that term is used in Section 13 (d) (3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each director, (iii) each of the Named Executive Officers defined as our Chief Executive Officer and Chief Financial Officer, and (iv) all of our current directors and executive officers as a group. As of March 30, 2004, there were 15,149,035, shares of issued and outstanding common stock.

                                       NUMBER OF       PERCENT OF
                                       SHARES OF          TOTAL
NAME AND ADDRESS(1)(2)              COMMON STOCK(3)  COMMON STOCK
-------------------------------      ------------     ------------
New Sea Equities, LLC (6)(8)            3,931,487               26%
Calvin Cheung (5)(6)                    1,440,389               10%
Larry Mana'o (4)(5)(9)                    607,609                4%
Stearnhill Partners (6)(10)               860,892                6%
Hayes Young (5)(7)                         87,551                *
William Glynn (4)(11)                     157,585                1%
All Directors and Executive
Officers as a group (4 persons)         2,293,134(12)          15%

----------
*     Less than 1%

(1) Except as otherwise indicated below, we believe the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Unless otherwise indicated, the address of the persons named in this column is c/o Detto Technologies, Inc., 14320 NE 21st Street, Bellevue Washington 98007

(3) Included in this calculation are shares deemed beneficially owned by virtue of the individual's right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

(4)   Executive Officer.

(5)   Director.

(6)   5% shareholder.

(7) Does not include 3,931,487 shares of common stock owned by New Sea Equities, LLC where named person is a principal.

(8) The principal address is c/o New Sea Equities, LLC, 233 Broadway, 22th Floor, New York, NY 10279

(9) Includes an option to purchase 37,500 shares of common stock at an exercise price of $.60.

(10) The principal address of Stearnhill Partners LP is 777 Post Oak Blvd, Suite 250, Houston, Texas 77056. Shares of common stock beneficially owned includes 821,918 shares of common stock owned by Stearnhill Partners LP, and 37,750 shares of common stock owned by Stearnhill Affiliates LP.

(11) Includes an option to purchase 31, 250 shares of common stock at an exercise price of $.60.

(12) Does not include 3,931,487 shares of common stock owned by New Sea Equities, LLC where Mr. Young is a principal.

INFORMATION REGARDING EQUITY COMPENSATION PLANS

      We do not have any equity compensation plans other than those approved by our stockholders. Our equity compensation plans and activities are more fully discussed in the Notes to the Consolidated Financial Statements in Items 7 and 8 of this Form 10-KSB.

      The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of March 31, 2005.

                                                                                     NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE
                                                                                             FOR
                                          NUMBER OF                                    FUTURE ISSUANCE
                                      SECURITIES TO BE                                      UNDER
                                         ISSUED UPON                                 EQUITY COMPENSATION
                                         EXERCISE OF                                        PLANS
                                         OUTSTANDING           WEIGHTED AVERAGE           (EXCLUDING
                                          OPTIONS,             EXERCISE PRICE OF          SECURITIES
                                        WARRANTS AND         OUTSTANDING OPTIONS,     EFLECTED IN COLUMN
                                           RIGHTS             WARRANTS AND RIGHTS            (A))
PLAN CATEGORY                                (a)                      (b)                     (c)
----------------------------------   -----------------       --------------------     -------------------
Equity compensation plans approved
by security holders                          2,000,000(1)    $               1.56               1,240,000(2)

Equity compensation plans not
approved by security holders                       N/A                        N/A                     N/A

----------
(1) Represents shares of common stock that may be issued pursuant to outstanding options granted under the 2004 Stock Option Plan.
(2) Represents shares of common stock that may be issued pursuant to options available for future grant under the 2004 Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      During 2004, the Company transferred to Alista an exclusive, world-wide, non-transferable license to modify and sell its 4.0 software into the Enterprise market and recorded a receivable in the amount of $1,000,000. Alista agreed to assume $1,000,000 of the Company's note payable debt in lieu of cash consideration. The agreement includes future cross-licensing by both companies of modification and improvements to the software. The Company currently maintains a 45% ownership interest in Alista, but expects its ownership interest to decrease as Alista seeks additional financing.

      In January of 2004, we agreed to an extension of certain notes payable and interest (Notes) to New Sea Equities LP and Calvin Cheung, for $2.5 million through January of 2005. These notes were convertible into shares of common stock at $.60 per share. As of December 31, 2004, $225,000 of the bridge notes were outstanding to New Sea Investments, $205,000 of the bridge notes were outstanding to Calvin Cheung and $77,967 of the bridge notes were outstanding to Kevin Chang, all with an interest rate of 8%. The New Sea and Cheung and $35,000 of Chang notes are convertible into approximately 800,000 shares of common stock and are due July 15, 2005. In addition to holding the Convertible Subordinated Note, New Sea, Calvin Cheung and Kevin Chang are stockholders and Kevin Chang is a vice-president of Detto. New Sea and its affiliates own approximately 31% of our common stock and Calvin Cheung owns approximately 10% of our common stock. Hayes Young (an affiliate of New Sea Equities) and Calvin Cheung are members of our Board of Directors. Other individual affiliates of New Sea Equities are also stockholders of the Company. In June of 2004, New Sea and Mr. Cheung converted $1,375,000 of the notes into 2,292,133 shares of common stock.

      In January of 2003, another partner of New Sea Equities LP, Jeffrey Wu (whose was a director at the time but has since resigned as director) personally guaranteed a line of credit with a commercial bank of $400,000. He extended the guarantee in January of 2004. In consideration of the guarantee and extension, he was awarded a warrant to purchase 875,000 shares of common stock at $.60 per share part in January 2003 and part in January of 2004. In June of 2004 Mr. Wu exercised his warrant on a "net proceeds" basis into 539,213 shares of common stock. In January of 2005, Mr. Wu extended his guaranty of the note until January of 2006.

        We entered into an indemnification agreement with each of our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

ITEM 13. EXHIBITS

EXHIBIT                                  DESCRIPTION
-------    ---------------------------------------------------------------------
2.1 Stock Purchase Agreement by and among Detto Technologies, Inc., certain shareholders of Detto Technologies, Inc. and Jitsource, Inc. dated August 19, 2004 (1)

3.1 Certificate of Incorporation of Jitsource, Inc. as filed with the Delaware Secretary of State on April 5, 2002 (2)

3.2 Certificate of Amendment to the Certificate of Incorporation of Jitsource, Inc. as filed with the Delaware Secretary of State on September 20, 2004*

3.3        Bylaws of Jitsource, Inc.*

4.1 Subordinate Convertible Promissory Note issued to Kevin Chang dated September 14, 2003*

4.2 Subordinate Convertible Promissory Note issued to Calvin Cheung dated January 15, 2004*

4.3 Subordinate Convertible Promissory Note issued to New Sea Equities, LLC dated January 15, 2004*

4.4 Amendment to Subordinate Convertible Promissory Note issued to Kevin Chang dated September 30, 2004*

4.5        Promissory Note issued to Kevin Chang dated November 30, 2004*

4.6        Commercial Loan Note issued to United Orient Bank*

4.7        Form of Stock Option Agreement for 2004 Stock Option Plan*

10.1 Lease Agreement between Detto Corporation and VLC One, LLC dated June 1, 2004*

10.2 Technology License Agreement between Detto Technologies Corporation and Alista, Inc. dated June 28, 2004*

10.3       2004 Stock Option Plan*

14         Code of Ethics*

21         List of subsidiaries*

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)(5)*

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)(5)*

32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

----------
(1) *Filed herewithIncorporated by reference the registrant's Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2004.

(2) Incorporated by reference the registrant's Form SB-2 registration statement filed with the Securities and Exchange Commission on October 1, 2002 (File No. 333-100241).

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and December 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                  December 31, 2004       December 31, 2003
                                  -----------------       -----------------

(i)         Audit Fees            $          29,139(1)    $          36,006
(ii)        Audit Related Fees    $           3,672       $               0
(iii)       Tax Fees              $               0       $               0
(iv)        All Other Fees        $               0       $               0

----------
(1)   2004 audit fee is an estimate.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April 2005.

                                         Detto Technologies Inc.


                                         By:  /s/  WILLIAM M. GLYNN
                                           ------------------------
                                               William M. Glynn
                                            Chief Financial Officer

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry Mana'o and William M. Glynn, and each or any one of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURES                            TITLE                           DATE
---------------------------    -----------------------------------      ----------------

     /s/  LARRY MANA'O              President, Chief Executive           April 13, 2005
---------------------------            Officer and Director
        Larry Mana'o              (Principal Executive Officer)
                                                                         April 13, 2005
/s/  WILLIAM M. GLYNN                Chief Financial Officer
---------------------------    (Principal Financial and Accounting
      William M. Glynn                       Officer)
                                                                         April 13, 2005
  /s/  CALVIN CHEUNG                         Director
---------------------------
       Calvin Cheung
                                                                         April 13, 2005
   /s/  HAYES YOUNG                          Director
---------------------------
        Hayes Young

Board of Directors
Detto Technologies, Inc.
Bellevue, Washington

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Detto Technologies, Inc. (a Delaware corporation) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Detto Technologies, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations, stockholders' deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has sustained losses since inception, has negative working capital and has limited cash resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Williams & Webster, P.S.

Certified Public Accountants
Spokane, Washington
April 1, 2005


DETTO TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------

(in thousands of dollars)
                                                                                  DECEMBER 31, DECEMBER 31,
                                                                                      2004        2003
                                                                                               (RESTATED)
                                                                                  -----------  -----------
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                                                $        20  $        66
         Accounts receivable, net                                                         637          466
         Inventory, net                                                                    87          154
         Prepaid expenses and other current assets                                         38           23
                                                                                  -----------  -----------
             Total Current Assets                                                         782          709
                                                                                  -----------  -----------
     PROPERTY, PLANT AND EQUIPMENT, net                                                    51           91

     INVESTMENTS                                                                           30           --

     OTHER ASSETS                                                                          10           11
                                                                                  -----------  -----------
                                                                                           92          102
                                                                                  -----------  -----------
TOTAL ASSETS                                                                      $       873  $       811
                                                                                  ===========  ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES
         Accounts payable                                                         $     1,050  $     1,244
         Bank overdraft payable                                                            29           --
         Accrued liabilities                                                              499          624
         Factor liability                                                                 408          323
         Notes payable                                                                    968        2,789
                                                                                  -----------  -----------
             Total Current Liabilities                                                  2,954        4,980
                                                                                  -----------  -----------
     LONG TERM LIABILITIES                                                                 --           --
                                                                                  -----------  -----------
     COMMITMENTS AND CONTINGENCIES                                                         --           --
                                                                                  -----------  -----------
     STOCKHOLDERS' DEFICIT
         Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
             no shares issued and outstanding                                              --           --
         Common stock, $0.0001 par value; 100,000,000 shares authorized,
             15,149,035 and 5,601,905 shares issued and outstanding, respectively           2            1
         Additional paid-in capital                                                    14,438       11,902
         Accumulated deficit                                                          (16,521)     (16,072)
                                                                                  -----------  -----------
             Total Stockholders' Deficit                                               (2,081)      (4,169)
                                                                                  -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $       873  $       811
                                                                                  ===========  ===========


         The accompanying notes are an integral part of these consolidated financial statements.

DETTO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

(in thousands of dollars, except share amounts)

                                              YEAR ENDED DECEMBER 31,
                                            --------------------------
                                                               2003
                                               2004         (RESTATED)
                                            -----------    -----------

REVENUES
       Product sales and royalties          $     3,401    $     4,187
       License sale to related party              1,000             --
                                            -----------    -----------
                                                  4,401          4,187

COST OF REVENUES                                  1,312          1,535

                                            -----------    -----------
GROSS PROFIT                                      3,089          2,652
                                            -----------    -----------

OPERATING EXPENSES
       Research and development                     916            948
       Sales and marketing                        1,110          1,107
       General and administrative                 1,192          1,476
                                            -----------    -----------
            Total Operating Expenses              3,218          3,531
                                            -----------    -----------

LOSS FROM OPERATIONS                               (129)          (879)
                                            -----------    -----------

OTHER INCOME (EXPENSES)
       Interest expense, net                       (249)          (548)
       Merger related expenses                      (99)            --
       Other income                                  28             --
                                            -----------    -----------
            Total Other Income (Expenses)          (320)          (548)
                                            -----------    -----------
LOSS BEFORE INCOME TAXES                           (449)        (1,427)

INCOME TAXES                                         --             --
                                            -----------    -----------

NET LOSS                                    $      (449)   $    (1,427)
                                            ===========    ===========
       BASIC AND DILUTED NET LOSS
       PER COMMON SHARE                     $     (0.05)   $     (0.25)
                                            ===========    ===========
       WEIGHTED AVERAGE NUMBER OF
       BASIC AND DILUTED COMMON STOCK
       SHARES OUTSTANDING                     8,903,692      5,601,905
                                            ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.


DETTO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------------------

(in thousands of dollars, except share amounts)

                                                          COMMON STOCK        ADDITIONAL
                                                     -----------------------    PAID-IN      ACCUMULATED
                                                       SHARES       AMOUNT      CAPITAL       DEFICIT         TOTAL
                                                     ----------   ----------   ----------    ----------    ----------
Balance, December 31, 2002 (restated)                 5,601,905   $        1   $   11,524    $  (14,645)   $   (3,120)

Stock options issued for consulting
  services                                                   --           --           16            --            16

Warrants issued to note holders                              --           --          362            --           362

Net loss for the year ended
  December 31, 2003                                          --           --           --        (1,427)       (1,427)
                                                     ----------   ----------   ----------    ----------    ----------

Balance, December 31, 2003 (restated)                 5,601,905            1       11,902       (16,072)       (4,169)

Common stock issued for debt retirement
  at $0.60 per share                                  2,292,133           --        1,412            --         1,412

Issuance of common stock for cash and
  accrued interest at $1.56 per share                   689,128           --        1,069            --         1,069

Exercise of stock options for accrued
  salaries at an average of $0.89 per share              63,326           --           56           --            56

Common stock issued under reverse merger
   and recapitalization                               4,585,000            1           (1)           --            --

Warrants exercised at $0.00 per share as part
  of merger transaction                               1,224,994           --           --            --            --

Stock options exercised at $0.00 per share
  as part of merger transaction                         692,549           --           --            --            --

Net loss for the year ended
   December 31, 2004                                         --           --           --          (449)         (449)
                                                     ----------   ----------   ----------    ----------    ----------
Balance, December 31, 2004                           15,149,035   $        2   $   14,438    $  (16,521)   $   (2,081)
                                                     ==========   ==========   ==========    ==========    ==========


               The accompanying notes are an integral part of these consolidated financial statements.


DETTO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------

(in thousands of dollars)

                                                                                 YEAR ENDED
                                                                                DECEMBER 31,
                                                                             ------------------
                                                                               2004      2003
                                                                                      (RESTATED)
                                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                               $  (449)   $(1,427)
      Adjustments to reconcile net loss to cash
      used in operating activities:
          Depreciation and amortization                                           40         76
          Gain on disposal of equipment                                          (28)        --
          Stock-based compensation                                                --         16
          Amortization of debt discount                                           23         29
          Warrants issued to note holders                                         --        333
          Common stock issued for accrued salaries                                56         --
          Common stock issued for accrued interest                                12         --
          Expenses paid by directors                                              48         --
          Accrued interest converted to notes payable                            356        185
          Decrease (increase) in assets:
               Accounts receivable                                            (1,171)       881
               Inventory                                                          67        100
               Prepaid expenses and other current assets                         (15)        24
               Other assets                                                        1         23
          Increase (decrease) in liabilities:
               Accounts payable                                                 (194)        81
               Other current liabilities                                         (96)      (466)
                                                                             -------    -------
                   Net cash used by operating activities                      (1,350)      (145)
                                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                         (3)       (30)
      Restricted cash                                                             --        125
                                                                             -------    -------
                   Net cash provided (used) by investing activities               (3)        95
                                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from factor                                                     2,399      2,328
      Payments to factor                                                      (2,314)    (2,623)
      Proceeds from notes payable                                                208        562
      Payment of notes payable                                                   (43)      (188)
      Proceeds from issuance of common stock                                   1,057         --
                                                                             -------    -------
                   Net cash provided by financing activities                   1,307         79
                                                                             -------    -------
      Net increase (decrease) in cash                                            (46)        29

      CASH, BEGINNING                                                             66         37
                                                                             -------    -------
      CASH, ENDING                                                           $    20    $    66
                                                                             =======    =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Interest expense paid                                                  $    83    $   102
                                                                             =======    =======
      Income taxes paid                                                      $    --    $    --
                                                                             =======    =======

NON-CASH FINANCING AND INVESTING ACTIVITIES:


      Stock-based compensation                                               $    --    $    16
      Amortization of debt discount                                          $    23    $    29
      Common stock issued for debt retirement                                $ 1,412    $    --
      Common stock issued for accrued salaries                               $    56    $    --
      Common stock issued for accrued interest                               $    12    $    --
      Warrants issued to note holders                                        $    --    $   333
      Expenses paid by directors                                             $    48    $    --
      Accrued interest converted to notes payable                            $   356    $   185
      Payment of notes payable with an offset to licensing agreement
        receivable canceled in transactions with Alista Technologies, Inc.   $ 1,000    $    --


    The accompanying notes are an integral part of these consolidated financial statements.

DETTO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Jitsource Inc. acquired Detto Technologies, Inc. in August, 2004 as part of a stock exchange and recapitalization of Detto Technologies, Inc. (a Washington corporation). The continuing operating entity for reporting purposes is Detto Technologies, Inc. Jitsource Inc. was incorporated in the State of Delaware in April 2002. Effective August 26, 2004, Jitsource changed its name to Detto Technologies, Inc. pursuant to the stock purchase agreement then dated.

Detto Technologies, Inc. (hereinafter "the Company") was incorporated in October 1999 in the State of Washington and is engaged in the development and sales of data migration software and other specialized software products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company uses the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts, return reserve and warranty reserve. A receivable is considered past due if payments have not been received by the Company for 30 days. The Company does not accrue interest on past due invoices. At December 31, 2004 and 2003, $626,000 and $527,000 of the Company's receivables were restricted due to factoring, respectively.

The following is a summary of the Company's accounts receivable balances at December 31, 2004 and 2003:

(dollars in thousands)
                                   2004     2003
                                  -----    -----
Accounts receivable               $ 713    $ 567
Allowance for doubtful accounts     (25)     (38)
Return reserve                      (11)     (23)
Warranty reserve                    (40)     (40)
                                  -----    -----
                                  $ 637    $ 466
                                  =====    =====

DETTO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2004 and 2003 were approximately $438,000 and $400,000, respectively.

Basic and Diluted Loss Per Share
Statement of Financial Accounting Standards No.128, "Earnings Per Share" (hereinafter "SFAS No. 128"), requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the year. Outstanding options, warrants and convertible securities have been excluded from the calculation of diluted loss per share as they would be antidilutive. Accordingly, basic and diluted net loss per share are the same.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. The Company maintains its cash in bank accounts, which may at times exceed federal insured limits and in money market accounts that are not federally insured. At December 31, 2004, the Company held approximately $10,000 in an account which was not federally insured.

Concentrations
The Company purchases approximately 70% of its product inventory from overseas vendors.

For the year ended December 31, 2004, the Company had two customers which represented 46% and 22% of revenues, respectively, and had one customer which represented 74% of accounts receivable.

For the year ended December 31, 2003, the Company had two customers which represented 65% and 10% of revenues, respectively, and had one customer which represented 83% of accounts receivable.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (hereinafter "SFAS No. 133") as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives

DETTO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments (continued)
as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

During the years ended December 31, 2004 and 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $16,521,000 through December 31, 2004, has negative working capital and has limited cash resources. Although revenues for the year ended December 31, 2004 were approximately $4,401,000, the Company still sustained a loss from operations of approximately $129,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management expects the Company to incur losses and negative cash flows from operations through June 30, 2005 as the Company continues to grow its customer base and product offerings. Management is currently attempting to obtain additional funding through the sale of capital stock. However, the achievement of these plans cannot be predicted with certainty and there can be no assurance that additional financing can be achieved.

DETTO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory
Inventory consists of packaged software finished goods primarily consisting of CD ROMS and cables and is stated at the lower of cost (determined on a first-in, first-out basis) or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect production costs.

Inventory balances at December 31, 2004 and 2003 are comprised as follows:

(dollars in thousands)
                            2004     2003
                           -----    -----
Finished goods inventory   $ 101    $ 184
Reserve for obsolescence     (14)     (30)
                           -----    -----
                           $  87    $ 154
                           =====    =====

Investments
The Company accounts for its investment in Alista Technologies, Inc. using the equity method of accounting. See Note 4.

Federal Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Principles of Consolidation
The Company's financial statements include the accounts of Detto Technologies, Inc. (a Delaware corporation) and its wholly-owned subsidiary, Detto Technologies, Inc. (a Washington corporation). All material inter-company transactions and accounts have been eliminated in the financial statements.

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 153"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general

DETTO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued) exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will not have a material impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not have a material impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Through December 31, 2004, the Company has reported employment related stock options in accordance with APB 25 (see Note 9). The issuance of options in 2005 will be the first issuances potentially affected by SFAS No. 123 (R). The effect upon the financial statements for 2005 has not yet been determined.

DETTO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not have a material impact on the financial statements of the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not impact the financial position or results of operations of the Company.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not impact the financial position or results of operations of the Company.

Research and Development Costs
The Company makes significant investments in research for the development of new products. Research and development costs are charged to expense as incurred. Research and development for the years ended December 31, 2004 and 2003 were approximately $916,000 and $948,000, respectively.

DETTO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In addition, the Company generates royalty income through license agreements. Licensees manufacture and market the Company's software and remit royalties based on sales volume. The Company recognizes royalty revenue when the licensed product is sold to the end-user and collectibility is reasonably assured.

Stock-based Compensation
The Company applies the intrinsic method under APB Opinion No. 25 and related interpretations in accounting for its employee stock compensation plan. See Note
9. This accounting policy will be subject to change for SFAS No. 123 (R), which will be effective during 2005.

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

NOTE 3 - PROPERTY AND EQUIPMENT

The Company's equipment and non-inventoriable software are carried at cost less an allowance for depreciation, which is recorded using the straight-line method over an estimated useful life of three to seven years.

DETTO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

Property and equipment consisted of the following at December 31, 2004 and 2003:

(dollars in thousands)
                                   2004     2003
                                  -----    -----
Computer equipment                $ 135    $ 221
Computer software                    46       44
Office equipment                     79       79
Furniture and fixtures               24       29
                                  -----    -----
                                    284      373
Less:  Accumulated depreciation    (233)    (282)
                                  -----    -----
                                  $  51    $  91
                                  =====    =====

Depreciation expense for the years ended December 31, 2004 and 2003 was approximately $40,000 and $76,000, respectively.

NOTE 4 - INVESTMENTS

In June 2004, the Company transferred fixed assets with a market value of $30,000 as consideration for a non-controlling interest in Alista Technologies, Inc. (hereinafter "Alista").

Alista was formed to sell migration software into the Enterprise market. During 2004, the Company transferred to Alista an exclusive, world-wide, non-transferable license to modify and sell its 4.0 software into the Enterprise market and recorded a receivable in the amount of $1,000,000. Alista agreed to assume $1,000,000 of the Company's note payable debt in lieu of cash consideration. The agreement includes future cross-licensing by both companies of modifications and improvements to the software. The Company currently maintains a 45% ownership interest in Alista, but expects its ownership interest to decrease as Alista seeks additional financing.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has obtained various financing arrangements through existing shareholders. See Note 6.

DETTO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE

All of the Company's debt obligations are payable in 2005 and have been classified as current liabilities in the accompanying financial statements. See
Note 13.

Following is a summary of the Company's promissory note obligations at December 31, 2004 and 2003:

(dollars in thousands)
                                                               2004      2003
                                                             --------  --------
Convertible shareholder notes, interest accrued
  at 8%, maturing from January to November 2005,             $    508  $  2,428
  uncollateralized

Note  payable,   interest   accrued  at  8%,   payable
  in  full  January  2005, uncollateralized,  250,000 common stock warrants, exercisable at $0.40, due on demand if
  principal and interest are not paid in full at maturity         100        --

Note payable, monthly principal and interest payments
  at 3.5%, maturing January 2005, uncollateralized                360       361
                                                             --------  --------
                                                             $    968  $  2,789
                                                             ========  ========

NOTE 7 - FACTOR LIABILITY

In February 2002, the Company entered into an agreement with a factor, which agreed to advance cash proceeds equivalent to 70% of accounts receivable for the period of up to 60 days from the invoice date. The agreement allows for a maximum advance limit of $1,000,000 to be advanced to the Company at any given time. The Company is charged an origination fee of 1.50% of the amount of each factored account. A service charge of 0.05% of the advanced amount is charged for each day the amount is outstanding past 30 days. The factor liability is collateralized by all of the Company's assets.

As the arrangement did not constitute a sale under the provisions of Statement of Financial Accounting Standards 140, the Company has recorded a liability within the financial statements at December 31, 2004 and 2003 for approximately $408,000 and $323,000, respectively.

DETTO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------

NOTE 8 - CAPITAL STOCK

Common Stock
During the year ended December 31, 2004, the Company issued 2,292,133 shares of its common stock in consideration for retirement of $1,412,200 in outstanding debt. In addition, the Company issued 689,128 shares in exchange for cash and accrued interest totaling $1,069,000.

Also during 2004, under the terms of the reverse merger and recapitalization completed in August 2004, 4,585,000 shares were issued to former shareholders of Jitsource, Inc. and 1,917,543 shares were issued when stock options and warrants were exercised.

The Company did not issue shares of its common stock during the year ended December 31, 2003.


NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock Options
The Company applies the intrinsic method under APB Opinion No. 25 and related interpretations in accounting for its employee stock compensation plan. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro-forma information as if the Company had adopted the fair value method of accounting for stock-based compensation.

The pro forma effect on the Company's net income applying SFAS 123 would have been as follows for the years ended December 31, 2004 and 2003, respectively:

(dollars in thousands)
                                                          2004       2003
                                                       -------    -------
Net Loss
          Amounts reported                             $  (449)   $(1,427)
          Deduct:  Recorded stock-based compensation        --         13
          Add:  SFAS 123 stock-based compensation           --       (303)
                                                       -------    -------
                   Pro forma net loss                  $  (449)   $(1,717)
                                                       =======    =======

Disclosures required under SFAS 123 for stock options granted as of December 31, 2003 using the Black-Scholes option pricing model prescribed are as follows: risk-free interest rate of 3.9%; expected life of options is 10 years; and a volatility of 52.5%.

DETTO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------

NOTE 9 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock Options (continued)
Prior to the merger that occurred in August of 2004, the Company's operating subsidiary, Detto Technologies, Inc. of Washington (the "Subsidiary"), had adopted an employee stock option plan (the "Old Plan"), which provides for nonqualified and incentive stock options for officers, directors, employees and consultants, and had reserved a total of 2,000,000 shares of common stock for issuance pursuant to the Old Plan. Options under the Plan generally expired ten years from the date of grant, or five years in the case of an option holder owning more than 10% of the voting power of all classes of stock. Generally, options vested over four years. When the August 2004 merger was finalized, pursuant to the terms of the Old Plan, all outstanding stock options were accelerated and required to be either exercised or canceled.

Stock option activity under the Old Plan for the years ending December 31, 2003 and 2004 is summarized as follows:

                                                                Weighted
                                                            Average Exercise
                                                 Shares          Price
                                              ------------  ----------------


Options outstanding at January 1, 2003           1,047,914  $           1.33
Granted                                            715,905              0.61
Canceled                                           (27,901              0.81
                                              ------------  ----------------
Options outstanding at December 31, 2003         1,735,918              1.05
                                              ------------  ----------------
Granted                                              2,475              0.61
Canceled                                          (982,518)             0.81
Exercised                                         (755,875)             0.60
                                              ------------  ----------------
Options outstanding at December 31, 2004                --  $            --
                                              ============  ================

Under the Old Plan, the fair market value of stock options granted during the year ended December 31, 2004 was $0.60.

On August 26, 2004, the Company adopted a new stock option plan (the "New Plan") which provides for nonqualified and incentive stock options for officers, directors, employees and consultants. Pursuant to the New Plan, 2,000,000 shares of the Company's common stock have been reserved for issuance. Options under the New Plan generally expire in ten years from the date of grant, or five years in the case of an option holder owning more than 10% of the voting power of all classes of stock. Generally, options vest over a period of four years.

DETTO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------

NOTE 9 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Stock Options (continued)
Stock option activity under the New Plan for the year ending December 31, 2004 is summarized as follows:
                                                                Weighted
                                                            Average Exercise
                                                 Shares          Price
                                              ------------  ---------------
Options outstanding at January 1, 2004                  --  $            --
Granted                                            790,000             1.56
Canceled                                                --               --
Exercised                                               --               --
                                              ------------  ---------------
Options outstanding at December 31, 2004           790,000  $          1.56
                                              ============  ===============

Under the New Plan, the fair market value of stock options granted during the year ended December 31, 2004 was $1.56.

Summarized information about stock options outstanding and exercisable at December 31, 2004 is as follows:


                               Options Outstanding                                  Options Exercisable
      ----------------------------------------------------------------------    -----------------------------
                                            Weighted
                                             Average                                                Weighted
                                            Remaining           Weighted                            Average
       Exercise           Number           Contractual          Average            Number           Exercise
         Price          Outstanding       Life (Years)       Exercise Price     Exercisable          Price
      ------------    ----------------    --------------     ---------------    -------------     -----------
      $       1.56             790,000              9.65     $          1.56               --     $        --
      ============    ================    ==============     ===============    =============     ===========


Warrants
The Company occasionally issues common stock warrants in connection with its financing arrangements. The fair market value of the warrants (calculated using the Black-Scholes option pricing formula) are recorded as either a financing expense in the current period or a discount to the related debt and amortized over the life of the debt.

During the year ended December 31, 2004, the Company did not record expenses related to the issuance of warrants. See Note 13.

During the year ended December 31, 2003,  approximately  $333,000 was charged to
income  for  warrants  issued  in  connection   with  the  Company's   financing
arrangements.

DETTO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------

NOTE 9 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants (continued)
Outstanding warrants to purchase common stock at December 31, 2003 and 2004 are as follows:

                                           Common           Exercise        Fair Value Per
                                        Shares Under        Price Per       Share At Grant       Expiration
                                          Warrants            Share              Date               Date
                                       ---------------    --------------    ----------------    -------------
Warrants issued in connection
  with notes payable                     2,049,527         $0.60-$5.18        $0.60-$5.18        10/04-1/08

Warrants issued in connection
  with line of credit                     382,009          $0.60-$5.18        $0.60-$5.18        1/07-5/07
                                       ---------------
Outstanding at 12/31/03                  2,431,536
                                       ---------------
Warrants issued in connection
  with notes payable                      250,000             $0.40              $1.15             11/09

Warrants exercised                      (1,224,994)        $0.60-$1.20        $0.60-$1.20        9/06-8/08

Warrants canceled                        (995,321)            $4.82              $4.82             10/04

Miscellaneous adjustments
  and modifications                         (16)               N/A                N/A               N/A
                                       ---------------
Outstanding at 12/31/04                   461,205
                                       ===============

NOTE 10 - FEDERAL INCOME TAXES

At December 31, 2004, the Company had net deferred tax assets (calculated at an expected rate of 34%) of approximately $4,220,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at December 31, 2004.

The significant components of the income tax and deferred tax asset at December 31, 2004 and 2003 are as follows:

(dollars in thousands)
                                                  2004         2003
                                              ------------  -----------
Net operating loss carryforward               $     12,410  $    11,240
                                              ============  ===========
Deferred tax asset                            $      4,220  $     3,820
                                              ============  ===========
Deferred tax asset valuation allowance        $     (4,220) $    (3,820)
                                              ============  ===========

DETTO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------

NOTE 10 - FEDERAL INCOME TAXES (CONTINUED)

At December 31, 2004, the Company has net operating loss carryforwards of approximately $12,410,000 which expire in the years 2019 through 2024. The change in the allowance account from December 31, 2003 to December 31, 2004 was $400,000. The Company's material book/tax differences are comprised of the amortization of start-up expenses, which is not allowed for book purposes, and the expense incurred for the issuance of stock options and warrants, which were not deductible for tax purposes.

The Company's ability to utilize the outstanding net operating losses is limited by possible control changes. The effect of any past or future control change has not been determined for Internal Revenue Service reporting purposes.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company leases its facilities in Bellevue, Washington under operating leases expiring in 2006. In addition, the Company leases computer equipment under an operating lease expiring in 2006.

The approximate future rental payments due under the Company's lease agreements are as follows:

Years Ending:
December 31, 2005                             $     96,480
December 31, 2006                                   49,260
                                              ------------
  Total minimum lease payments                $    145,740
                                              ============

Loss Contingencies
The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. At December 31, 2004, the Company was not a party to litigation, claims or suits that would have a material effect on these financial statements.

NOTE 12 - PRIOR PERIOD RESTATEMENT

The Company became the continuing operating entity for reporting purposes pursuant to an August 2004 reverse merger and recapitalization of Jitsource, Inc. Accordingly, the Company's stockholders' equity accounts for the year ended December 31, 2003 have been restated to reflect the current capital structure.

DETTO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------

Additionally, for the year ended December 31, 2003, the Company has reclassified various amounts in the accompanying financial statements.

NOTE 13 - SUBSEQUENT EVENTS

In January 2005, the Company negotiated a maturity date extension for $430,000 of its outstanding notes payable until July 2005.

In March 2005, the Company issued 366,000 shares of its common stock in consideration for retirement of $366,000 in outstanding notes payable debt.

In March 2005, 250,000 common stock warrants expired when a promissory note in the amount of $100,000 was paid in full.