Form 10QSB
period 2005-03-31
DETTO
filed 2005-05-11
CIK 1192159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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

        As of May 12, 2005, there were 15,736,198 shares of registrant's
                  Common Stock, $.0001 par value, outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                            DETTO TECHNOLOGIES, INC.
                    FIRST QUARTER 2005 REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Balance Sheet March 31, 2005                    1

        Unaudited Consolidated Statements of Income (Loss)
        Three Months Ended March 31, 2005 and 2004                             2

        Unaudited Consolidated Statements of Cash Flows
        Three Months Ended March 31, 2005 and 2004                             3

        Notes to Unaudited Consolidated Financial Statements                   4

Item 2. Management's Discussion and Analysis or Plan of Operation             10

Item 3. Controls and Procedures                                               12


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     13

Item 2. Changes in Securities and Use of Proceeds                             13

Item 3. Defaults Upon Senior Securities                                       13

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 5. Other Information                                                     14

Item 6. Exhibits and Reports on Form 8-K                                      14

Signatures                                                                    15

Exhibits

                          ITEM 1. FINANCIAL STATEMENTS

                                  BALANCE SHEET


DETTO TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(in thousands of dollars)

                                                                                            March 31,   December 31,
                                                                                              2005         2004
                                                                                          (unaudited)
                                                                                          -----------   ------------
ASSETS
       CURRENT ASSETS
            Cash and cash equivalents                                                      $    109       $     20
            Accounts receivable, net                                                            699            637
            Inventory, net                                                                      131             87
            Prepaid expenses and other current assets                                            42             38
                                                                                           --------       --------
                  Total Current Assets                                                          981            782
                                                                                           --------       --------

       PROPERTY, PLANT AND EQUIPMENT, net                                                        43             51

       INVESTMENTS                                                                               30             30

       OTHER ASSETS                                                                               7             10
                                                                                           --------       --------
                                                                                                 80             92
                                                                                           --------       --------
TOTAL ASSETS                                                                               $  1,061       $    873
                                                                                           ========       ========


LIABILITIES AND STOCKHOLDERS' DEFICIT

       CURRENT LIABILITIES
            Accounts payable                                                               $  1,014       $  1,050
            Bank overdraft payable                                                               --             29
            Accrued liabilities                                                                 561            499
            Factor liability                                                                    458            408
            Notes payable                                                                       915            968
                                                                                           --------       --------
                  Total Current Liabilities                                                   2,948          2,954
                                                                                           --------       --------
       LONG TERM LIABILITIES                                                                     --             --
                                                                                           --------       --------
       COMMITMENTS AND CONTINGENCIES                                                             --             --
                                                                                           --------       --------
       STOCKHOLDERS' DEFICIT
            Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
                no shares issued and outstanding                                                 --             --
            Common stock, $0.0001 par value; 100,000,000 shares authorized,
                15,527,197 and 15,149,035 shares issued and outstanding, respectively             2              2
            Additional paid-in capital                                                       14,803         14,438
            Accumulated deficit                                                             (16,692)       (16,521)
                                                                                           --------       --------
                  Total Stockholders' Deficit                                                (1,887)        (2,081)
                                                                                           --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $  1,061       $    873
                                                                                           ========       ========

See accompanying condensed notes to the condensed consolidated financial statements.

DETTO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(in thousands of dollars, except share amounts)

                                                       Three Months Ended
                                                -------------------------------
                                                 March 31,           March 31,
                                                   2005                2004
                                                (unaudited)         (unaudited)
                                                -----------         -----------
REVENUES
   Product sales and royalties                 $      1,109        $      1,008

COST OF REVENUES                                        436                 408
                                               ------------        ------------
GROSS PROFIT                                            673                 601
                                               ------------        ------------
OPERATING EXPENSES
   Research and development                             198                 216
   Sales and marketing                                  313                 307
   General and administrative                           289                 315
                                               ------------        ------------
       Total Operating Expenses                         799                 838
                                               ------------        ------------
LOSS FROM OPERATIONS                                   (126)               (237)
                                               ------------        ------------

OTHER INCOME (EXPENSES)
   Interest expense, net                                (23)                (54)
   Merger related expenses                               --                  --
   Other income (expense)                               (21)                (23)
                                               ------------        ------------
       Total Other Income (Expenses)                    (45)                (76)
                                               ------------        ------------
LOSS BEFORE INCOME TAXES                               (171)               (314)

INCOME TAXES                                             --                  --
                                               ------------        ------------

NET LOSS                                       $       (171)       $       (314)
                                               ============        ============
   BASIC AND DILUTED NET LOSS
   PER COMMON SHARE                            $      (0.01)       $      (0.06)
                                               ============        ============
   WEIGHTED AVERAGE NUMBER OF
   BASIC AND DILUTED COMMON STOCK
   SHARES OUTSTANDING                            15,300,956           5,601,905
                                               ============        ============


See accompanying condensed notes to the condensed consolidated financial statements.

DETTO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in thousands of dollars)

                                                                   Three Months Ended
                                                               -------------------------
                                                                March 31,     March 31,
                                                                  2005          2004
                                                               (unaudited)   (unaudited)
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $  (171)      $  (314)
   Adjustments to reconcile net loss to cash
   used in operating activities:
       Depreciation and amortization                                  9            10
       Accrued interest converted to notes payable                   --           253
       Common stock issued for accrued interest                       2            --
       Decrease (increase) in assets:
              Accounts receivable                                   (62)          (96)
              Inventory                                             (44)           55
              Prepaid expenses and other current assets              (4)           (4)
              Other assets                                            3            --
       Increase (decrease) in liabilities:
              Accounts payable                                      (36)         (105)
              Other current liabilities                              33            (3)
                                                                -------       -------
                 Net cash used by operating activities             (270)         (204)
                                                                -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
                 Net cash provided by investing activities           --            --
                                                                -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from factor                                           1,109         1,069
   Payments to factor                                            (1,059)         (998)
   Proceeds from notes payable                                      361            78
   Payment of notes payable                                         (52)          (10)
                                                                -------       -------
                 Net cash provided by financing activities          359           139
                                                                -------       -------
   Net increase (decrease) in cash                                   89           (65)

   Cash and cash equivalents, beginning                              20            66
                                                                -------       -------
   Cash and cash equivalents, ending                            $   109       $     1
                                                                =======       =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest expense paid                                        $    26       $    23
                                                                =======       =======
   Income taxes paid                                            $    --       $    --
                                                                =======       =======

NON-CASH FINANCING AND INVESTING ACTIVITIES:

       Common stock issued for debt retirement                  $   361       $    --
       Common stock issued for accrued interest                 $     2       $    --
       Accrued interest converted to notes payable              $    --       $   253

See accompanying condensed notes to the condensed consolidated financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Jitsource Inc. acquired Detto Technologies, Inc. in August 2004 as part of a stock exchange and recapitalization of Detto Technologies, Inc. (a Washington corporation). The continuing operating entity for reporting purposes is Detto Technologies, Inc. Jitsource Inc. was incorporated in the State of Delaware in April 2002. Effective August 26, 2004, Jitsource changed its name to Detto Technologies, Inc. pursuant to the stock purchase agreement then dated.

Detto Technologies, Inc. (hereinafter "the Company") was incorporated in October 1999 in the State of Washington and is engaged in the development and sales of data migration software and other specialized software products.


NOTE 2 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.


The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $16,692,000 through March 31, 2005, has negative working capital and has limited cash resources. Although revenues for the three months ended March 31, 2005 were approximately $1,109,000, the Company still sustained a loss from operations of approximately $126,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 153"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will not impact the financial statements of the Company.

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Through March 31, 2005, the Company has reported employment related stock options in accordance with APB
25. The issuance of options in 2005 will be the first issuances potentially affected by SFAS No. 123 (R). The effect upon the financial statements for 2005 has not yet been determined.

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

NOTE 4 - PROPERTY AND EQUIPMENT

The Company's equipment and non-inventoriable software are carried at cost less an allowance for depreciation, which is recorded using the straight-line method over an estimated useful life of three to seven years.

Property and equipment consisted of the following at March 31, 2005 and December 31, 2004, respectively:

(dollars in thousands)

                                                       March 31,   December 31,
                                                         2005          2004
                                                       ---------   ------------
Computer equipment                                       $ 135       $ 135
Computer software                                           46          46
Office equipment                                            79          79
Furniture and fixtures                                      24          24
                                                         -----       -----
                                                           284         284
Less:  Accumulated depreciation                           (241)       (233)
                                                         -----       -----
                                                         $  43       $  51
                                                         =====       =====

Depreciation expense for the three months ended March 31, 2005 and 2004 was approximately $8,000 and $10,000, respectively.

NOTE 5 - INVESTMENTS

In June 2004, the Company transferred fixed assets with a market value of $30,000 as consideration for a non-controlling interest in Alista Technologies, Inc. (hereinafter "Alista").

Alista was formed to sell migration software into the Enterprise market. During 2004, the Company transferred to Alista an exclusive, world-wide, non-transferable license to modify and sell its 4.0 software into the Enterprise market and recorded a receivable in the amount of $1,000,000. Alista agreed to assume $1,000,000 of the Company's note payable debt in lieu of cash consideration. The agreement includes future cross-licensing by both companies of modifications and improvements to the software. The Company currently maintains a 45% ownership interest in Alista, but expects its ownership interest to decrease as Alista seeks additional financing. As of March 31, 2005, Alista has not yet commenced operations. Accordingly, the Company's investment remains unchanged.

NOTE 6 - NOTES PAYABLE

Following is a summary of the Company's promissory note obligations at March 31, 2005 and December 31, 2004:

(dollars in thousands)

                                                        March 31,   December 31,
                                                          2005         2004
                                                        ---------   -----------
Convertible shareholder notes, interest accrued
  at 8%, maturing from January to November 2005,           $595         $508
  uncollateralized (see Note 11)

Note payable, interest accrued at 8%, payable in
   full January 2005, uncollateralized, 250,000
   common stock warrants, exercisable at $0.40,
   due on demand if principal and interest are
   not paid in full. Principal and interest were
   paid in full and no warrants were awarded                 --          100

Note payable, monthly principal and interest payments
  at 3.5%, maturing August 2006, uncollateralized           320          360

                                                           ----         ----
                                                           $915         $968
                                                           ====         ====


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

As the arrangement did not constitute a sale under the provisions of Statement of Financial Accounting Standards 140, the Company has recorded a liability within the financial statements at March 31, 2005 of approximately $458,000.


NOTE 8 - CAPITAL STOCK

Common Stock

During the three months ended March 31, 2005, the Company issued 378,162 shares of its common stock as consideration for retirement of debt from $0.58 to $1.00 per share.

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

The pro forma effect on the Company's net income applying SFAS 123 would have been as follows for the three months ended March 31, 2005 and 2004, respectively:

(dollars in thousands)
                                                             2005          2004
                                                             ----          ----
Net Loss
       Amounts reported                                     $(171)        $(314)
       Add:  SFAS 123 stock-based compensation                 --            --
                                                            -----         -----
            Pro forma net loss                              $(171)        $(314)
                                                            =====         =====


Stock option activity for the three months ending March 31, 2005 is summarized as follows:


                                                                   Weighted
                                                                Average Exercise
                                                   Shares            Price
                                                   ------       ----------------

Options outstanding at January 1, 2005             790,000          $1.56
Granted                                                 --             --
Canceled                                           (25,000)          1.56
Exercised                                               --             --
                                                  --------          -----
Options outstanding at March 31, 2005              765,000          $1.56
                                                  ========          =====


Summarized information about stock options outstanding and exercisable at March 31, 2005 is as follows:


                          Options Outstanding                      Options Exercisable
        ------------------------------------------------------    ----------------------
                                     Weighted
                                      Average         Weighted                  Weighted
                                     Remaining        Average                   Average
         Exercise       Number       Contractual      Exercise       Number     Exercise
           Price     Outstanding     Life (Years)      Price      Exercisable    Price
         --------    -----------     ------------     --------    -----------   --------
         $   1.56     765,000            9.41         $  1.56              --   $     --
         ========    ===========     ============     ========    ===========   ========


NOTE 9 - STOCK OPTIONS AND WARRANTS (continued)

Warrants

The Company did not engage in transactions related to common stock warrants during the three months ended March 31, 2005.

NOTE 10 - FEDERAL INCOME TAXES

At March 31, 2005, the Company had a net deferred tax asset of approximately $4,360,000, principally arising from net operating loss carryforwards for income tax purposes, which was calculated using a 34% tax rate. This resulted in a increase to the net deferred tax asset of approximately $46,000 for the three months ended March 31, 2005. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At March 31, 2005, the Company has a net operating loss carryforward of approximately $12,800,000, which will fully expire in the year 2025.


NOTE 11 - SUBSEQUENT EVENTS

In April 2005, the Company issued 334,000 shares of its common stock as consideration for retirement of $193,720 in shareholder notes payable.

In April 2005, the Company issued 100,000 shares of its common stock for net proceeds of $90,000.

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


                                                                             Three Months Ended

(In thousands of dollars, except per share amounts)          March 31, 2005                        March 31, 2004
                                                                               % of       % of                          % of
                                                                               Revs      Change                         Revs
Revenues                                                            1,109                  10%             1,008
Cost of Sales                                                         436        39%        7%               408        40%
                                                               -----------                          ------------

Gross Margin                                                          673        61%       12%               601        60%

Research & Development                                                198        18%       -9%               216        21%
Sales and Marketing                                                   313        28%        2%               307        30%
General and Administrative                                            289        26%       -8%               315        31%
                                                               -----------                          ------------

Total Expenses                                                        799        72%       -5%               838        83%

Net Operating Income                                                (126)       -11%      -47%             (237)       -24%

Interest Expense                                                     (45)        -4%      -40%              (76)        -8%
Other Income                                                           1          0%                                     0%

Total Other Income & Expense                                         (44)        -4%      -42%              (76)        -8%
                                                               -----------                          ------------

Net Income                                                          (170)       -15%      -46%             (314)       -31%

Basic and Diluted Net Loss Per Common Share                        (0.01)                                 (0.06)
                                                               ===========                          ============

REVENUE AND COST OF REVENUE


NET REVENUE. Our revenue is derived principally from software licensing and royalties from republishers who license our software. For the quarter ended March 31 2005, we had revenue of $1,109,000 an increase of 10% over the $1,008,000 reported in March 31, 2004. This revenue increase was mainly due to increased penetration of our target markets.

 other developers software and selling it into our OEM customer base. We began shipping privately labeled product bundles such as Dell's PC Replacement Suite (which includes Intellimover(TM) and SecureClean(TM), BacTrak(TM) and PestPatrol(TM). The Intellimover(TM) SE (Service Edition) aimed at service providers in August 2003. These bundles have continued to grow to a significant portion of our first quarter 2005 revenues.

In 2003, we also began licensing our software to other republishers. These licenses typically require the licensee to be responsible for marketing, production and support. They then pay us a royalty based on the licensee's sales of our software. While the royalty paid us is less then the average selling price for our software, royalties have no significant cost of sales or marketing costs attached to them so they contribute directly to operating income.

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

COST OF REVENUE. Cost of revenue is comprised of direct costs associated with software license sales including software packaging and cables, documentation and physical media costs. Total cost of revenue increased 7% to $436,000 for the quarter ended March 31, 2005 from $408,000 in the prior fiscal year. As a percentage of revenue, cost of revenue decreased by 1% to 39% for the quarter ended March 31, 2005 from 40% in quarter ended March 31, 2004.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses for engineering personnel, overhead costs and costs of contractors. Research and development expense decreased 9% to $198,000 for quarter ended March 31, 2005 from $216,000 for quarter ended March 31, 2004. Research and development expense decreased to 18% from 21% of total revenue for quarter ended March 31, 2005 and quarter ended March 31, 2004, respectively. We are committed to our research and development efforts, but our efforts may not result in additional new products and any new products and may not generate sufficient revenue, if any, to offset the research and development expense.

SALES AND MARKETING. Sales and marketing expense consists of salaries, benefits, sales commissions, travel, collateral, overhead costs for our sales and marketing personnel as well market development funds paid mainly to our OEM customers. Selling and marketing increased 2% for quarter ended March 31, 2005 from quarter ended March 31, 2004. Sales and marketing expense decreased to 28% of total net revenue for quarter ended March 31, 2005 from 30% of total revenue for quarter ended March 31, 2004. We anticipate that selling and marketing costs related to will remain relatively stable in future periods as a percentage of revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expense includes costs associated with our finance, human resources, legal, facilities and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation, audit fees, legal fees, occupancy costs and overhead costs. General and administrative expense decreased 5% to $289,000 for quarter ended March 31, 2005 from $315,000 for quarter ended March 31, 2004. This decrease in general and administrative spending is a result of continued cost controls. We anticipate that general and administrative costs, in absolute dollars, will grow at a slower rate than revenues in future periods, if revenues grow, now that cost reduction efforts have been implemented.

OPERATING LOSS

OPERATING LOSS. We recorded operating loss of $126,000 for quarter ended March 31, 2005 which was an improvement of 47% from our operating losses of $237,000 for quarter ended March 31, 2004.

INTEREST INCOME (NET). Interest expense is primarily comprised of interest paid on our bridge loans and interest on our line of credit. Interest expense was $46,000 and $76,000 for quarters ended March 31, 2005 and 2004, respectively an improvement of 40%. The lower interest expense for quarter ended March 31, 2005 is primarily due to the reduction of the bridge notes outstanding.

NET LOSS

The net loss for quarter ended March 31, 2005 was $171,000, or $0.01 per share, as compared to net losses of $314,000 million or $0.06 share, for quarter ended March 31, 2005. Approximately $0.03 of the $0.05 improvement in earnings per share was due to improvement in profitability and $0.02 of the improvement was due to dilution as more shares were outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, our current liabilities exceeded our current assets by $1,372,000, not including $595,000 in current convertible notes that we expect will be converted into common stock, although the noteholders are not required to do so, and we had cash of $109,000. We will require additional capital to execute on our plan of operations, and there can be no guarantee that we will be able to find capital or if we find capital that it will be on commercially feasible terms.

During the three months ended March 31, 2005, we raised $238,000 in net proceeds from private placement sales of 240,128 shares of our common stock.

We had no material commitments for capital expenditures at March 31, 2005.


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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. At March 31, 2005, the Company was not a party to litigation, claims or suits that would have a material effect on these financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2005, we sold convertible notes with an 8% interest per annum and convertible at $1.00 per share for gross proceeds of $238,000 in a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. These notes, including accrued interest, automatically converted on March 31, 2005 into 240,128 shares of common stock.

During the quarter ended March 31, 2005, an existing convertible noteholder converted $18,000 of his note into 31,035 shares of common stock. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for vote during the quarter ending March 31, 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

        10.1  Form of 8% Convertible Promissory Note

        31.1  Certification of Chief Executive Officer.

        31.2  Certification of Chief Financial Officer.

        32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K:

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 11, 2005                             DETTO TECHNOLOGIES, INC.

                                               /s/ William M. Glynn
                                               --------------------
                                               William M. Glynn
                                               Chief Financial Officer and Duly
                                               Authorized Officer

EXHIBIT INDEX

10.1      Form of 8% Convertible Promissory Note

31.1      Certification of Chief Executive Officer

31.2      Certification of Chief Financial Officer

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.