Form 10QSB
period 2005-06-30
DETTO
filed 2005-08-16
CIK 1192159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

  |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                 Yes |X| No |_|

As of August 12, 2005, there were 19,570,637shares of registrant's Common Stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                            DETTO TECHNOLOGIES, INC.
                    SECOND QUARTER 2005 REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Balance Sheet June 30, 2005                     1

        Unaudited Consolidated Statements of Income (Loss)
        Three and Six Months Ended June 30,2005 and 2004                       2

        Unaudited Consolidated Statements of Cash Flows
        Three and Six Months Ended June 30,2005 and 2004                       3

        Notes to Unaudited Consolidated Financial Statements                   4

Item 2. Management's Discussion and Analysis or Plan of Operation             10

Item 3. Controls and Procedures                                               12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     13

Item 2. Changes in Securities and Use of Proceeds                             13

Item 3. Defaults Upon Senior Securities                                       13

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 5. Other Information                                                     14

Item 6. Exhibits and Reports on Form 8-K                                      14

Signatures                                                                    15

Exhibits

                          ITEM 1. FINANCIAL STATEMENTS

                                  BALANCE SHEET

DETTO TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
---------------------------
(in thousands of dollars)

BALANCE SHEET

                                                                        June 30,      December 31,
                                                                         2005            2004
                                                                       (unaudited)
                                                                        --------        --------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                               $     18        $     20
Accounts receivable, net                                                     410             637
Inventory, net                                                                71              87
Prepaid expenses and other current assets                                     39              38
                                                                        --------        --------
Total Current Assets                                                         538             782
                                                                        --------        --------

PROPERTY, PLANT AND EQUIPMENT, net                                            34              51

INVESTMENTS                                                                   30              30

OTHER ASSETS                                                                   7              10
                                                                        --------        --------
                                                                              71              92
                                                                        --------        --------
TOTAL ASSETS                                                            $    609        $    873
                                                                        ========        ========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                        $    981        $  1,050
Bank overdraft payable                                                        --              29
Accrued liabilities                                                          540             499
Factor liability                                                             246             408
Notes payable                                                                588             968
                                                                        --------        --------
Total Current Liabilities                                                  2,355           2,954
                                                                        --------        --------
LONG TERM LIABILITIES                                                         --              --
                                                                        --------        --------
COMMITMENTS AND CONTINGENCIES                                                 --              --
                                                                        --------        --------
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
no shares issued and outstanding                                              --              --
Common stock, $0.0001 par value; 100,000,000 shares authorized,
17,320,637 and 15,149,035 shares issued and outstanding, respectively          2               2
Additional paid-in capital                                                15,410          14,438
Accumulated deficit                                                      (17,158)        (16,521)
                                                                        --------        --------
Total Stockholders' Deficit                                               (1,746)         (2,081)
                                                                        --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $    609        $    873
                                                                        ========        ========

See accompanying condensed notes to the condensed consolidated financial statements.

DETTO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
(in thousands of dollars, except share amounts)

                                      Three Months Ended              Six Months Ended
                                 ----------------------------    ----------------------------
                                   June 30,         June 30,        June 30,        June 30,
                                    2005             2004            2005            2004
                                 (unaudited)      (unaudited)     (unaudited)     (unaudited)
                                 ------------    ------------    ------------    ------------
REVENUES
Product sales and royalties      $        778    $        555    $      1,887    $      1,563
Sales to related parties         $         --    $        500    $         --    $        500

COST OF REVENUES                          364             235             799             642
                                 ------------    ------------    ------------    ------------
GROSS PROFIT                              414             820           1,088           1,421
                                 ------------    ------------    ------------    ------------
OPERATING EXPENSES
Research and development                  187             198             385             415
Sales and marketing                       269             299             582             606
General and administrative                376             293             664             608
                                 ------------    ------------    ------------    ------------
Total Operating Expenses                  832             790           1,631           1,629
                                 ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                     (418)             30            (543)           (208)
                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)
Interest expense, net                     (47)            (76)            (92)           (152)
Merger related expenses                    --              --              --              --
                                 ------------    ------------    ------------    ------------
Total Other Income (Expenses)             (47)            (76)            (92)           (152)
                                 ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                 (465)            (46)           (635)           (360)

INCOME TAXES                               --              --              --              --
                                 ------------    ------------    ------------    ------------

NET LOSS                         $       (465)   $        (46)   $       (635)   $       (360)
                                 ============    ============    ============    ============
BASIC AND DILUTED NET LOSS
PER COMMON SHARE                 $      (0.03)   $      (0.01)   $      (0.04)   $      (0.07)
                                 ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON STOCK
SHARES OUTSTANDING                 16,169,370       5,601,905      15,662,021       5,601,905
                                 ============    ============    ============    ============

See accompanying condensed notes to the condensed consolidated financial statements.

DETTO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)


                                                        Six Months Ended
                                                     ----------------------
                                                    June 30,        June 30,
                                                      2005            2004
                                                   (unaudited)     (unaudited)
                                                     -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $  (635)       $  (360)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization                             17             21
Common stock issued for accrued interest                  27            349
Warrants issued for services                              20             --
Decrease (increase) in assets:
Accounts receivable                                      227            159
Inventory                                                 16             33
Prepaid expenses and other current assets                 (1)            (7)
Other assets                                              --            (23)
Increase (decrease) in liabilities:
Accounts payable                                         (98)          (366)
Other current liabilities                                 41             50
Deferred revenue, net of COGS                             --            540
                                                     -------        -------
Net cash used by operating activities                   (386)           396
                                                     -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                     --             (2)
Deposits used                                              2             --
                                                     -------        -------
Net cash provided (used) by investing activities           2             (2)
                                                     -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from factor                                   1,328            949
Payments to factor                                    (1,490)          (976)
Proceeds from notes payable                              468            715
Payment of notes payable                                (188)        (1,135)
Proceeds from sales of common shares                     264             --
                                                     -------        -------
Net cash provided by financing activities                382           (447)
                                                     -------        -------
Net increase (decrease) in cash                           (2)           (53)

Cash and cash equivalents, beginning                      20             66
                                                     -------        -------
Cash and cash equivalents, ending                    $    18        $    13
                                                     =======        =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid                                $    10        $    23
                                                     =======        =======
Income taxes paid                                    $    --        $    --
                                                     =======        =======

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for debt retirement              $   649        $ 1,956
Common stock issued for accrued interest             $    27        $   349
Accrued interest converted to notes payable          $    35        $    --
Warrants issued for services                         $    20        $    --

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

Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $17,139,000 through June 30, 2005, has negative working capital and has limited cash resources. Although revenues for the three months ended June 30, 2005 were approximately $778,000, the Company still sustained a loss from operations of approximately $399,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date ( with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Through June 30, 2005, the Company has reported employment related stock options in accordance with APB
25. The issuance of options in 2005 will be the first issuances potentially affected by SFAS No. 123 (R). The effect upon the financial statements for 2005 has not yet been determined.

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

Property and equipment consisted of the following at June 30, 2005 and December 31, 2004, respectively:

(dollars in thousands)

                                                      June 30,      December 31,
                                                        2005           2004
                                                       -----          -----
Computer equipment                                     $ 135          $ 135
Computer software                                         46             46
Office equipment                                          79             79
Furniture and fixtures                                    24             24
                                                       -----          -----
                                                         284            284
Less:  Accumulated depreciation                         (250)          (233)
                                                       -----          -----
                                                       $  34          $  51
                                                       =====          =====

Depreciation expense for the three months ended June 30, 2005 and 2004 was approximately $8,000 and $11,000, respectively.

NOTE 5 - INVESTMENTS

In June 2004, the Company transferred fixed assets with a market value of $30,000 as consideration for a non-controlling interest in Alista Technologies, Inc. (hereinafter "Alista").

Alista was formed to sell migration software into the Enterprise market. During 2004, the Company transferred to Alista an exclusive, world-wide, non-transferable license to modify and sell its 4.0 software into the Enterprise market and recorded a receivable in the amount of $1,000,000. Alista agreed to assume $1,000,000 of the Company's note payable debt in lieu of cash consideration. The agreement includes future cross-licensing by both companies of modifications and improvements to the software. The Company currently maintains a 45% ownership interest in Alista, but expects its ownership interest to decrease as Alista seeks additional financing. As of June 30, 2005, Alista has not yet commenced operations. Accordingly, the Company's investment remains unchanged.

NOTE 6 - NOTES PAYABLE

Following is a summary of the Company's promissory note obligations at March 31, 2005 and December 31, 2004:

(dollars in thousands)

                                                                                     June 30,   December 31,
                                                                                      2005         2004
                                                                                      ----         ----
Convertible shareholder notes, interest accrued
at 8%, maturing from January to November 2005,                                        $308         $508
uncollateralized (see Note 11)

Note payable, interest accrued at 8%, payable in full January 2005, uncollateralized, 250,000 common stock warrants, exercisable at $0.40, due on demand if principal and interest are not paid in full. Principal and interest were
paid in full and no warrants were awarded                                               --          100

Note payable, monthly principal and interest payments
at 3.5%, maturing August 2006, uncollateralized                                        280          360

                                                                                      ----         ----
                                                                                      $588         $968
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

As the arrangement did not constitute a sale under the provisions of Statement of Financial Accounting Standards 140, the Company has recorded a liability within the financial statements at June 30, 2005 of approximately $246,000.

NOTE 8 - CAPITAL STOCK

Common Stock

During the six months ended June 30, 2005, the Company raised approximately $264,000 from the sale of 600,000 shares of its common stock, issued 769,556 shares as consideration for retirement of debt from $0.50 to $0.58 per share, issued 325,000 shares for commissions related to prior offerings and issued 1,755 shares of accrued interest. Additionally, the Company has recorded a correction to its outstanding common stock by 97,129 shares to adjust for prior issuances of 378,162 shares in March 2005 for a change in conversion factors.

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

The pro forma effect on the Company's net income applying SFAS 123 would have been as follows for the three months ended June 30, 2005 and 2004, respectively:

(dollars in thousands)
                                                             2005          2004
                                                            -----         -----
Net Loss
Amounts reported                                            $(465)        $ (46)
Add: SFAS 123 stock-based compensation                        (69)           --
                                                            -----         -----
     Pro forma net loss                                     $(534)        $(314)
                                                            =====         =====

Stock option activity for the three months ending June 30, 2005 is summarized as follows:

                                                               Weighted
                                                               Average Exercise
                                                    Shares     Price
                                                   --------     -----

Options outstanding at January 1, 2005              790,000     $1.56
Granted                                              17,500      0.70
Canceled                                            (37,500)     1.56
Exercised                                                --        --
                                                   --------     -----
Options outstanding at June 30, 2005                770,000     $1.54
                                                   ========     =====

Summarized information about stock options outstanding and exercisable at June 30, 2005 is as follows:

                Options Outstanding                        Options Exercisable
------------------------------------------------------   -----------------------
                               Weighted
                               Average        Weighted                 Weighted
                               Remaining      Average                  Average
Exercise        Number         Contractual    Exercise   Number        Exercise
Price           Outstanding    Life (Years)   Price      Exercisable   Price
-------------  --------------  ------------   --------   -----------   --------
$ 1.56          770,000         9.50          $   1.54   202,500        $   1.54
=============  ==============  ============   ========   ===========   ========

Warrants

The Company issued warrants to purchase 150,000 shares of common stock at prices ranging from $.68 to $1.50 per share during the three months ended June 30, 2005.

NOTE 10 - FEDERAL INCOME TAXES

At June 30, 2005, the Company had a net deferred tax asset of approximately $4,525,000, principally arising from net operating loss carryforwards for income tax purposes, which was calculated using a 34% tax rate. This resulted in a increase to the net deferred tax asset of approximately $165,000 for the three months ended June 30, 2005. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At June 30, 2005, the Company has a net operating loss carryforward of approximately $13,300,000, which will fully expire in the year 2025.

NOTE 11 - SUBSEQUENT EVENTS

Since June 30, 2005 through the date of this report the Company has issued 2,250,000 shares with gross proceeds of $1,125,000. These securities were sold under an agreement with a NASD Broker/Dealer dated May 16, 2005 and subject to a 10% commission and additional expense reimbursement as well as warrants equivalent to 10% of the shares issued. Net proceeds on these sales of equity was $974,200.

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

RESULTS OF OPERATIONS

The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of total net revenues and as a percentage change from the prior year. Cost of product and royalties, cost of sales to affiliate, gross margin on product and royalties revenues and gross margin on sales to affiliate are expressed as a percentage of the related revenues. The research and development expense, sales and marketing expense and general and administrative expense are expressed as a percentage of the relevant product sales and royalties revenue. This information should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Form 10-QSB.

(In thousands of dollars, except per share amounts)

                                                              Three Months Ended                        Six Months Ended

                                                     June 30, 2005        June 30, 2004       June 30, 2005         June 30, 2004

                                                      % of     % of             % of              % of    % of                 % of
                                                      Revs    Change            Revs              Revs   Change                Revs
Revenues

Product sales and royalties                    778    100%      40%    555       53%     1,887    100%       21%    1,563       76%
Sales to related parties                         0      0%    -100%    500       47%         0      0%     -100%      500       24%
                                             -----                    ----               -----                      -----
Total Revenues                                 778    100%     -26%  1,055      100%     1,887    100%       -9%    2,063      100%

Cost of Revenues

Product sales and royalties                    364     47%      55%    235       42%       799     42%       24%      642       41%
Sales to related parties                         0      0%       0%      0        0%         0      0%        0%        0        0%
                                             -----                    ----               -----                      -----
Total Cost of Revenues                         364     47%      55%    235       22%       799     42%       24%      642       31%

Gross Margin

Product sales and royalties                    414     53%      29%    320       58%     1,088     58%       18%      921       59%
Sales to related parties                         0      0%    -100%    500      100%         0      0%     -100%      500      100%
                                             -----                    ----               -----                      -----
Total Gross Margin                             414     53%     -50%    820       78%     1,088     58%      -23%    1,421       69%

Research & Development                         187     24%      -6%    198       36%       385     20%       -7%      415       27%
Sales and Marketing                            269     35%     -10%    299       54%       582     31%       -4%      606       39%
General and Administrative                     376     48%      28%    293       53%       664     35%        9%      608       39%
                                             -----                    ----               -----                      -----
Total Expenses                                 832    107%       5%    790      142%     1,631     86%        0%    1,629      104%

Net Operating Income (Loss)                   (418)   -54%   -1493%     30        3%      (543)   -29%      161%     (208)     -10%
                                             -----                    ----               -----                      -----

Total Other Income & Expense                   (47)    -6%     -38%    (76)      -7%       (92)    -5%      -39%     (152)      -7%
                                             -----                    ----               -----                      -----

Net Income                                    (465)   -60%     911%    (46)      -4%      (635)   -34%       76%     (360)     -17%

Basic and Diluted Net Loss Per Common Share  (0.03)                  (0.01)              (0.04)                     (0.07)
                                             =====                   =====               =====                      =====

REVENUE AND COST OF REVENUE

NET REVENUE. Our revenue is derived principally from software licensing and royalties from republishers who license our software. For the quarter ended June 30, 2005, our product sales and royalties revenue of $778,000 increased 40% over the $555,000 reported for the quarter ended June 30, 2004 while we had no revenue from affiliates in the quarter ended June 30, 2005 as compared to $500,000 in the quarter ended June 30, 2004 . Our total revenue decreased 26% to $778,000 in the quarter ended June 30, 2005 from $1,055,000 from the quarter ended June 30, 2004. This total revenue decrease was due to the $500,000 portion of revenue recognized in the quarter ended June 30, 2004 for a one time sale of a license to an affiliate offset by an increase of $233,000 of our normal product sales and revenues.

For the six months ended June 30, 2005, our product sales and royalties revenue of $1,887,000 increased 21% over the $1,563,000 reported for the six months ended June 30, 2004 while we had no revenue from affiliates in the six months ended June 30, 2005 as compared to $500,000 in the six months ended June 30, 2004 . Our total revenue decreased 9% to $1,887,000 in the six months ended June 30, 2005 from $2,063,000 from the six months ended June 30, 2004. This total revenue decrease was due to the $500,000 portion of revenue recognized in the six months ended June 30,2004 for a one time sale of a license to an affiliate offset by an increase of $324,000 of our normal product sales and revenues.

We began shipping privately labeled product bundles such as Dell's PC Replacement Suite (which includes Intellimover(TM) and SecureClean(TM), BacTrak(TM) and PestPatrol(TM). The Intellimover(TM) SE (Service Edition) aimed at service providers in August 2003. Sales of these bundles have continued to grow and represents a significant portion of our first and second quarter 2005 revenues.

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

COST OF REVENUE. Cost of revenue is comprised of direct costs associated with software license sales including software packaging and cables, documentation and physical media costs. Cost of product sales and royalty revenue increased 55% to $364,000 for the quarter ended June 30, 2005 from $235,000 for the quarter ended June 30, 2004. `As a percentage of product and sales revenue, cost of revenue increased by 5% to 47% for the quarter ended June 30, 2005 from 42% in quarter ended June 30, 2004.

Total cost of product sales and royalty revenue increased 24% to $799,000 for the six months ended June 30, 2005 from $642,000 for the six months ended June 30, 2004. As a percentage of product sales and royalty revenue, cost increased by 1% to 42% for the six months ended June 30, 2005 from 41% the six months ended June 30, 2004.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other personnel-related expenses for engineering personnel, overhead costs and costs of contractors. Research and development expense decreased 6% to $187,000 for quarter ended June 30, 2005 from $198,000 for quarter ended June 30, 2004. Research and development expenses, as a percentage of product sales and royalties revenue decreased to 24% from 36% for the quarter ended June 30, 2005 and the quarter ended June 30, 2004, respectively.

Research and development expense as a percentage of product sales and royalties revenue decreased to 20% from 27% for the six months ended June 30, 2005 and the six months ended June 30, 2004, respectively.

We are committed to our research and development efforts, but our efforts may not result in additional new products and any new products and may not generate sufficient revenue, if any, to offset the research and development expense.


SALES AND MARKETING. Sales and marketing expense consists of salaries, benefits, sales commissions, travel, collateral, overhead costs for our sales and marketing personnel as well market development funds paid mainly to our OEM customers. Selling and marketing decreased 10% for quarter ended June 30, 2005 from quarter ended June 30, 2004. Sales and marketing expense as a percentage of product sales and royalties revenue decreased to 35% for quarter ended June 30, 2005 from 54% for quarter ended June 30, 2004.

Selling and marketing decreased 4% for the six months ended June 30, 2005 from the six months ended June 30, 2004. Sales and marketing expense as a percentage of product sales and royalties revenue decreased to 31% of for the six months ended June 30, 2005 from 39% for the six months ended June 30, 2004.

We anticipate that selling and marketing costs will remain relatively stable in future periods as a percentage of revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include costs associated with our finance, human resources, legal, facilities, shareholder relations and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation, audit fees, legal fees, occupancy costs and overhead costs. General and administrative expense increased 28% to $376,000 for quarter ended June 30, 2005 from $293,000 for quarter ended June 30, 2004. This increase in expense is mainly due to the increased expense of being a public company as reflected in additional legal, accounting and shareholder relations expense. General and administrative expense as a percentage of product sales and royalties revenue decreased to 48% of for quarter ended June 30, 2005 from 53% of total revenue for quarter ended June 30, 2004.

General and administrative expense increased 9% to $664,000 for the six months ended June 30, 2005 from $608,000 for the six months ended June 30, 2004. This increase in expense is mainly due to the increased expense of being a public company as reflected in additional legal, accounting and shareholder relations expense which began ramping up in the second quarter of 2005. General and administrative expense as a percentage of product sales and royalties revenue decreased to 35% of total net revenue for the six months ended June 30, 2005 from 39% for the six months ended June 30, 2004.

We anticipate that general and administrative costs, in absolute dollars, will grow at a slower rate than revenues in future periods, if revenues grow.

OPERATING LOSS

OPERATING LOSS. We recorded operating loss of $418,000 for quarter ended June 30, 2005. In the quarter ended June 30, 2004 we showed an operating profit of $30,000 which when adjusted for $500,000 of revenue from the one-time sale of a license would have resulted in a $470,000 operating loss for the quarter on a comparable ongoing basis.

For the six months ended June 30, 2005 we had a net operating loss of $543,000 as compared to a loss of $208,000 for the six months ended June 30, 2004. The Operating loss for 2004 was decreased by the $500,000 portion of revenue recognized (that did not carry any cost) for the one-time sale of the license to any affiliate without which we would have reported a $708,000 loss for the six months ended June 30, 2004.

INTEREST INCOME (NET). Interest expense is primarily comprised of interest paid on our bridge loans and interest on our line of credit. Interest expense was $47,000 and $76,000 for quarters ended June 30, 2005 and 2004, respectively a decrease of 38%. The lower interest expense for quarter ended June 30, 2005 is primarily due to the reduction of the notes outstanding.

Interest expense was $92,000 and $152,000 for the six months ended June 30, 2005 and 2004, respectively a decrease of 40%. The lower interest expense for the six months is primarily due to the reduction of the notes outstanding.

NET LOSS

The net loss for quarter ended June 30, 2005 was $465,000, or $0.03 per share, as compared to net losses of $46,000 or $0.01 share, for quarter ended June 30, 2005. In the quarter ended June 30, 2004 we recorded a net loss of $46,000 which when adjusted for $500,000 of revenue from the one-time sale of a license fee to an affiliate results in a $546,000 net loss for the quarter on a comparable ongoing basis.

The net loss for the six months ended June 30, 2005 was $635,000, or $0.04 per share, as compared to net losses of $360,000 or $0.07 share, for the six months ended June 30, 2005. In the six months ended June 30, 2004 we recorded a net loss of $360,000 which when adjusted for $500,000 of revenue from the one-time sale of a license fee to an affiliate results in a $860,000 net loss for the six months on a comparable ongoing basis.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, our current liabilities exceeded our current assets by $1,817,000. Since June 30, 2005 through the date of this report we have issued 2,250,000 shares from gross proceeds of $1,125,000 and net proceeds of $974,200.). We will require additional capital to execute on our plan of operations, and there can be no guarantee that we will be able to find capital or if we find capital that it will be on commercially feasible terms.

OFF BALANCE SHEET ARRANGEMENTS

We do have any off balance sheet arrangements.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. At June 30, 2005, the Company was not a party to litigation, claims or suits that would have a material effect on these financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, existing convertible note holders converted $446,338 of principal and accrued interest into 769,556 shares of common stock.

During the quarter ended June 30, 2005, we issued warrants to purchase 150,000 shares of our common stock at an exercise price ranging from $0.68 to $1.50 per share to 2 accredited investors. The consideration received for these warrants was performance of services. The warrants expire on May 15, 2010.

During the quarter ended June 30, 2005, we issued 601,755 shares of our common stock to 4 accredited investors for gross proceeds of $300,878. These securities were sold under an agreement with a NASD broker-dealer dated May 16, 2005 and subject to a 10% commission and additional expense reimbursement as well as warrants equivalent to 10% net proceeds on these sales of equity. Such commission and additional expense reimbursement amounted to $264,878 and we issued warrants to such NASD broker-dealer to purchase 60,176 shares of our common stock at an exercise price of $.50. These warrants expire on June 29, 2010.

Since June 30, 2005 through the date of this report we have issued 2,180,000 shares of our common stock to 6 accredited investors for gross proceeds of $1,090,000. These securities were sold under an agreement with a NASD broker-dealer dated May 16, 2005 and subject to a 10% commission and additional expense reimbursement as well as warrants equivalent to 10% net proceeds on these sales of equity. Such commission and additional expense reimbursement amounted to $974,200 and we issued warrants to such NASD broker-dealer to purchase 218,000 shares of our common stock at an exercise price of $.50. These warrants expire on August 4, 2010. In addition, pursuant to the May 16, 2005 Agreement with the NASD broker-dealer the broker-dealer was awarded 325,000 shares of our common stock in full payment for all fund raising efforts prior to May 16, 2005.

We relied on the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 for the issuance of securities described above as transactions by an issuer not involving any public offering. The recipients of securities in each transaction made representations that they were accredited investors within the meaning of Regulation D under the Securities Act. They also represented their intentions to acquire the securities for investment purposes without a view to distribution and had access to information concerning the Company and our business prospects, as required by the Securities Act of 1933, as amended. In addition, there was no general solicitation or advertising for the acquisition of these securities.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for vote during the quarter ending June 30, 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The exhibits listed in the Exhibit Index are filed as part of this report.

(b) Reports on Form 8-K:

No Current Reports on Form 8-K were filed during the quarterly period ended June 30, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2005                  DETTO TECHNOLOGIES, INC.

                                       /s/ William M. Glynn
                                       -----------------------------------------
                                       William M. Glynn
                                       Chief Financial Officer and Duly
                                       Authorized Officer

EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             ------------------------------------------------------------

2.1 Stock Purchase Agreement by and among Detto Technologies, Inc., certain shareholders of Detto Technologies, Inc. and Jitsource, Inc. dated August 19, 2004 (1)

3.1 Certificate of Incorporation of Jitsource, Inc. as filed with the Delaware Secretary of State on April 5, 2002 (2)

3.2 Certificate of Amendment to the Certificate of Incorporation of Jitsource, Inc. as filed with the Delaware Secretary of State on September 20, 2004 (3)

3.3                 Bylaws of Jitsource, Inc. (3)

4.1 Subordinate Convertible Promissory Note issued to Kevin Chang dated September 14, 2003 (3)

4.2 Subordinate Convertible Promissory Note issued to Calvin Cheung dated January 15, 2004 (3)

4.3 Subordinate Convertible Promissory Note issued to New Sea Equities, LLC dated January 15, 2004 (3)

4.4 Amendment to Subordinate Convertible Promissory Note issued to Kevin Chang dated September 30, 2004 (3)

4.5                 Promissory Note issued to Kevin Chang dated November 30,
                    2004 (3)

4.6                 Commercial Loan Note issued to United Orient Bank (3)

4.7                 Form of Stock Option Agreement for 2004 Stock Option Plan
                    (3)

10.1 Lease Agreement between Detto Corporation and VLC One, LLC dated June 1, 2004 (3)

10.2 Technology License Agreement between Detto Technologies Corporation and Alista, Inc. dated June 28, 2004 (3)

10.3                2004 Stock Option Plan (3)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)(5)*

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)(5)*

32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

----------
*Filed herewith

(1) Previously filed and incorporated by reference in the registrant's Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2004.

(2) Previously filed and incorporated by reference in the registrant's Form SB-2 registration statement filed with the Securities and Exchange Commission on October 1, 2002 (File No. 333-100241).

(3) Previsously filed and incorporated by reference in the registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.