Form 10QSB
period 2005-09-30
DETTO
filed 2005-11-21
CIK 1192159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

As of November 17, 2005, there were 20,030,770 of registrant's Common Stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                            DETTO TECHNOLOGIES, INC.
                    THIRD QUARTER 2005 REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Unaudited Consolidated Balance Sheet September 30, 2005                1

        Unaudited Consolidated Statements of Income (Loss)
        Three and Nine Months Ended September 30, 2005 and 2004                2

        Unaudited Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 2005 and 2004                          3

        Notes to Unaudited Consolidated Financial Statements                   4

Item 2. Management's Discussion and Analysis or Plan of Operation             10

Item 3. Controls and Procedures                                               12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           13

Item 3. Defaults Upon Senior Securities                                       13

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 5. Other Information                                                     14

Item 6. Exhibits                                                              14

Signatures                                                                    15

Exhibits

BALANCE SHEET

DETTO TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
---------------------------------------
(in thousands of dollars)

BALANCE SHEET

                                                                               Sept 30,      December 31,
                                                                                 2005          2004
                                                                              (unaudited)
                                                                              -----------    ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                     $        33    $         20
Accounts receivable, net                                                              334             637
Inventory, net                                                                         78              87
Prepaid expenses and other current assets                                              22              38
                                                                              -----------    ------------
Total Current Assets                                                                  467             782
                                                                              -----------    ------------
PROPERTY, PLANT AND EQUIPMENT, net                                                     32              51

INVESTMENTS                                                                            30              30

OTHER ASSETS                                                                            7              10
                                                                              -----------    ------------
                                                                                       69              92
                                                                              -----------    ------------
TOTAL ASSETS                                                                  $       536    $        873
                                                                              ===========    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                              $       612    $      1,050
Bank overdraft payable                                                                -                29
Accrued liabilities                                                                   465             499
Factor liability                                                                      165             408
Notes payable                                                                         395             968
                                                                              -----------    ------------
Total Current Liabilities                                                           1,637           2,954
                                                                              -----------    ------------
LONG TERM LIABILITIES                                                                 -               -
                                                                              -----------    ------------
COMMITMENTS AND CONTINGENCIES                                                         -               -
                                                                              -----------    ------------
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
no shares issued and outstanding                                                      -               -
Common stock, $0.0001 par value; 100,000,000 shares authorized,
20,020,770 and 15,149,035 shares issued and outstanding, respectively                   2               2
Additional paid-in capital                                                         16,598          14,438
Accumulated deficit                                                               (17,700)        (16,521)
                                                                              -----------    ------------
Total Stockholders' Deficit                                                        (1,100)         (2,081)
                                                                              -----------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $       536    $        873
                                                                              ===========    ============


                          See accompanying notes to the
                  condensed consolidated financial statements.

DETTO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------
   (in thousands of dollars, except share amounts)

                                                                   Three Months Ended               Nine Months Ended
                                                              ----------------------------     ---------------------------
                                                                Sept 30,         Sept 30,       Sept 30,        Sept 30,
                                                                  2005            2004            2005            2004
                                                              (unaudited)      (unaudited)     (unaudited)     (unaudited)
                                                              -----------      -----------     -----------     -----------
REVENUES
Product sales and royalties                                   $       624      $       752     $     2,511     $     2,315
Sales to related parties                                      $       -        $       500     $       -       $     1,000
COST OF REVENUES                                                      238              320           1,038             962
                                                              -----------      -----------     -----------     -----------
GROSS PROFIT                                                          386              932           1,473           2,353
                                                              -----------      -----------     -----------     -----------
OPERATING EXPENSES
Research and development                                              195              244             580             658
Sales and marketing                                                   300              271             882             877
General and administrative                                            388              299           1,053             907
                                                              -----------      -----------     -----------     -----------
Total Operating Expenses                                              883              814           2,515           2,442
                                                              -----------      -----------     -----------     -----------
LOSS FROM OPERATIONS                                                 (497)             118          (1,042)            (89)
                                                              -----------      -----------     -----------     -----------

OTHER INCOME (EXPENSES)
Interest expense, net                                                 (44)             (20)           (137)           (139)
Merger related expenses                                              -                (100)              -            (100)
Other                                                                                  (14)                            (47)
                                                              -----------      -----------     -----------     -----------
Total Other Income (Expenses)                                         (44)            (134)           (137)           (286)
                                                              -----------      -----------     -----------     -----------
LOSS BEFORE INCOME TAXES                                             (541)             (16)         (1,179)           (375)

INCOME TAXES                                                          -                -               -               -
                                                              -----------      -----------     -----------     -----------

NET LOSS                                                      $      (541)     $       (16)    $    (1,179)    $      (375)
                                                              ===========      ===========     ===========     ===========
BASIC AND DILUTED NET LOSS
PER COMMON SHARE                                              $     (0.03)     $       -       $     (0.07)    $     (0.05)
                                                              ===========      ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON STOCK
SHARES OUTSTANDING                                             18,724,444       11,851,252      17,164,280       7,725,953
                                                              ===========      ===========     ===========     ===========

                          See accompanying notes to the
                  condensed consolidated financial statements.

DETTO TECHNOLOGIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)


                                                                 Nine Months Ended
                                                         --------------------------------
                                                            Sept 30,          Sept 30,
                                                              2005              2004
                                                           (unaudited)       (unaudited)
                                                         --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $       (1,179)   $         (375)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization                                        25                31
Common stock issued for accrued interest                             35              --
Warrants issued for services                                         20              --
Common stock issued for accounts payable                            143              --
Decrease (increase) in assets:
Accounts receivable                                                 306               (54)
Inventory                                                             9               102
Prepaid expenses and other current assets                            16                 3
Increase (decrease) in liabilities:
Accounts payable                                                   (467)              (34)
Other current liabilities                                           (34)             --
Deferred revenue, net of COGS                                      --                  40
                                                         --------------    --------------
Net cash used by operating activities                            (1,126)             (287)
                                                         --------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                                (6)               (3)
Deposits used                                                         0              --
                                                         --------------    --------------
Net cash provided (used) by investing activities                     (6)               (3)
                                                         --------------    --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from factor                                              1,614             1,250
Payments to factor                                               (1,857)           (1,206)
Proceeds from notes payable                                         468               818
Payment of notes payable                                           (315)           (1,005)
Proceeds from sales of common shares                              1,235               434
                                                         --------------    --------------
Net cash provided by financing activities                         1,145               291
                                                         --------------    --------------
Net increase (decrease) in cash                                      13                 1

Cash and cash equivalents, beginning                                 20                66
                                                         --------------    --------------
Cash and cash equivalents, ending                        $           33    $           67
                                                         ==============    ==============


SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid                                    $           10    $         --
                                                         ==============    ==============
Income taxes paid                                        $         --      $         --
                                                         ==============    ==============


NON-CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for debt retirement                  $          753    $        2,032
Common stock issued for accrued interest                 $           35    $         --
Accrued interest converted to notes payable              $           27    $         --
Warrants issued for services                             $           20    $         --

                          See accompanying notes to the
                  condensed consolidated financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Jitsource, Inc. acquired Detto Technologies, Inc. in August 2004 as part of a stock exchange and recapitalization of Detto Technologies, Inc. (a Washington corporation). The continuing operating entity for reporting purposes is Detto Technologies, Inc. Jitsource, Inc. was incorporated in the State of Delaware in April 2002. Effective August 26, 2004, Jitsource changed its name to Detto Technologies, Inc. pursuant to the stock purchase agreement then dated.

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

Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $17,700,000 through September 30, 2005, has negative working capital and has limited cash resources. Although revenues for the three months ended September 30, 2005 were approximately $624,000, the Company still sustained a loss from operations of approximately $497,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Through September 30, 2005, the Company has reported employment related stock options in accordance with APB 25. The issuance of options in 2005 will be the first issuances potentially affected by SFAS No. 123 (R). The effect upon the financial statements for 2005 has not yet been determined.

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

Property and equipment consisted of the following at September 30, 2005 and December 31, 2004, respectively:

(dollars in thousands)

                                                September 30,    December 31,
                                                    2005             2004
                                               -------------    -------------
      Computer equipment                       $         141    $         135
      Computer software                                   46               46
      Office equipment                                    79               79
      Furniture and fixtures                              24               24
                                               -------------    -------------
                                                         290              284
      Less:  Accumulated depreciation                   (258)            (233)
                                               -------------    -------------
                                               $          32    $          51
                                               =============    =============

Depreciation expense for the three months ended September 30, 2005 and 2004 was approximately $5,000 and $8,000, respectively.

NOTE 5 - INVESTMENTS

In June 2004, the Company transferred fixed assets with a market value of $30,000 as consideration for a non-controlling interest in Alista Technologies, Inc. (hereinafter "Alista").

Alista was formed to sell migration software into the Enterprise market. During 2004, the Company transferred to Alista an exclusive, world-wide, non-transferable license to modify and sell its 4.0 software into the Enterprise market and recorded a receivable in the amount of $1,000,000. Alista agreed to assume $1,000,000 of the Company's note payable debt in lieu of cash consideration. The agreement includes future cross-licensing by both companies of modifications and improvements to the software. The Company currently maintains a 45% ownership interest in Alista, but expects its ownership interest to decrease as Alista seeks additional financing. As of September 30, 2005, Alista has not yet commenced operations. Accordingly, the Company's investment remains unchanged.

NOTE 6 - NOTES PAYABLE

Following is a summary of the Company's promissory note obligations at September 30, 2005 and December 31, 2004 (see Note 11):

(dollars in thousands)

                                                                                          September 30,        December 31,
                                                                                               2005              2004
                                                                                          -------------     --------------
Convertible shareholder notes, interest accrued
at 8%, maturing from January to November 2005,                                            $         215     $          508
uncollateralized

Note payable, interest accrued at 8%, payable in full January 2005, uncollateralized, 250,000 common stock warrants, exercisable at $0.40, due on demand if principal and interest are not paid in full. Principal and interest were
paid in full and no warrants were awarded                                                           -                  100

Note payable, monthly principal and interest payments
at 3.5%, maturing August 2006, uncollateralized                                                     180                360

                                                                                          -------------     --------------
                                                                                          $         395     $          968
                                                                                          =============     ==============

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

The arrangement did not constitute a sale under the provisions of Statement of Financial Accounting Standards 140, the Company has recorded a liability within the financial statements at September 30, 2005 of approximately $165,000.

NOTE 8 - CAPITAL STOCK

Common Stock

During the nine months ended September 30, 2005, the Company raised approximately $1,235,000 of net proceeds (after commissions and expenses) from the sale of 2,850,000 shares of its common stock (See Part II, Item 2). During the quarter ended September 30, 2005 the Company issued 300,000 shares in payment for services rendered by outside consultants for product development and other services and issued 150,133 shares from the conversion of an outstanding convertible note and accrued interest totaling $75,067.

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

The pro forma effect on the Company's net income applying SFAS 123 would have been as follows for the three months ended September 30, 2005 and 2004, respectively:

(dollars in thousands)

                                                     2005             2004
                                                  ---------        ----------
Net Loss
Amounts reported                                  $   (542)        $    (375)
Add: SFAS 123 stock-based compensation                 (86)               --
                                                  ---------        ----------
Pro forma net loss                                $   (628)        $    (375)
                                                  =========        ==========

Stock option activity for the nine months ending September 30, 2005 is summarized as follows:

                                                            Weighted
                                                            Average Exercise
                                             Shares         Price
                                             -------------  ----------------
Options outstanding at January 1, 2005             790,000  $           1.56
Granted                                             17,500              0.70
Canceled                                           (37,500)             1.56
Exercised                                              -                  --
                                             -------------  ----------------
Options outstanding at September 30, 2005          770,000  $           1.54
                                             =============  ================

Summarized information about stock options outstanding and exercisable at September 30, 2005 is as follows:

                           Options Outstanding                          Options Exercisable
-------------------------------------------------------------    ----------------------------------
                                 Weighted
                                 Average           Weighted                            Weighted
                                 Remaining         Average                             Average
Exercise     Number              Contractual       Exercise      Number                Exercise
Price        Outstanding         Life (Years)      Price         Exercisable           Price
----------   -----------------   --------------    ----------    ------------          ------------
    $ 1.56             770,000            9.50     $     1.54         202,500          $       1.54
==========   =================   ==============    ==========    ============          ============

Warrants

The Company issued warrants to purchase 265,000 shares of common stock at $.05 per share during the three months ended September 30, 2005 pursuant to the sale of unregistered securities (See Part II, Item 2) under an agreement with a NASD broker-dealer dated May 16, 2005.

NOTE 10 - FEDERAL INCOME TAXES

At September 30, 2005, the Company had a net deferred tax asset of approximately $4,603,000, principally arising from net operating loss carry-forwards for income tax purposes, which was calculated using a 34% tax rate. This resulted in an increase to the net deferred tax asset of approximately $78,000 for the nine months ended September 30, 2005. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At September 30, 2005, the Company has a net operating loss carry-forward of approximately $13,540,000, which will fully expire in the year 2025.

NOTE 11 - SUBSEQUENT EVENTS

On November 18, 2005, we acquired two new subsidiaries, Channel Access, Inc. and WhiteCanyon, Inc., both privately held Utah corporations. These new subsidiaries have combined unaudited revenues of $1,584,000 and unaudited combined operating income of $371,000. They both were acquired by a combination of 2,000,000 shares of our unregistered common stock and a convertible note payable of $3,000,000 which carries an interest rate of 3% and is payable on March 16, 2006. The note is convertible at the noteholders option at $0.50 per share. If the note is not fully paid or converted by the due date, either party will have the right of recission.

If the two acquired companies had been operating as wholly owned subsidiaries of Detto for the entire nine months ending September 30, 2005, the combined revenues would have been $4,095,000 and the net operating loss would have been $671,000.

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

(In thousands of dollars, except per share amounts)

                                                    Three Months Ended                                           Nine Months Ended

                                    September 30,             September 30,         September 30,                September 30, 2004
                                        2005                      2004                  2005
                                            % of   % of                 % of                 % of       % of                  % of
                                            Revs   Change               Revs                 Revs      Change                 Revs
Revenues

Product sales and royalties           624   100%    -17%         752     60%        2,511    100%         8%         2,315     70%
Sales to related parties                0     0%   -100%         500     40%            0      0%      -100%         1,000     30%
                                 ---------                  ----------          ---------                        ---------
Total Revenues                        624   100%    -50%       1,252    100%        2,511    100%       -24%         3,315    100%

Cost of Revenues

Product sales and royalties           238    38%    -26%         320     43%        1,038     41%         8%           962     42%
Sales to related parties                0     0%     0%            0      0%            0      0%         0%             0      0%
                                 ---------                  ----------          ---------                        ---------
Total Cost of Revenues                238    38%    -26%         320     26%        1,038     41%         8%           962     29%

Gross Margin

Product sales and royalties           386    62%    -11%         432     57%        1,473     59%         9%         1,353     58%
Sales to related parties                0     0%   -100%         500    100%            0      0%      -100%         1,000    100%
                                 ---------                  ----------          ---------                        ---------
Total Gross Margin                    386    62%    -59%         932     74%        1,473     59%       -37%         2,353     71%

Research & Development                195    31%    -20%         244     32%          580     23%       -12%           658     28%
Sales and Marketing                   300    48%    11%          271     36%          882     35%         1%           877     38%
General and Administrative            388    62%    30%          299     40%        1,053     42%        16%           907     39%
                                 ---------                  ----------          ---------                        ---------
Total Expenses                        883   142%     8%          814    108%        2,515    100%         3%         2,442    105%

Net Operating Income (Loss)          (497)  -80%   -521%         118      9%       (1,042)   -42%      1071%           (89)    -3%
                                 ---------                  ----------          ---------                        ---------

Total Other Income & Expense          (44)   -7%    -67%        (134)   -11%         (137)    -5%       -52%          (286)    -9%
                                 ---------                  ----------          ---------                        ---------

Net Income                           (541)  -87%   3281%         (16)    -1%       (1,179)   -47%       214%          (375)   -11%

Basic and Diluted Net Loss
  Per Common Share                  (0.03)                      0.00                (0.07)                           (0.05)
                                 =========                  ==========          =========                        =========

REVENUE AND COST OF REVENUE

NET REVENUE. Our revenue is derived principally from software licensing and royalties from republishers who license our software. For the quarter ended September 30, 2005, our product sales and royalties revenue of $624,000 decreased 17% from the $752,000 reported for the quarter ended September 30, 2004, while we had no revenue from affiliates in the quarter ended September 30, 2005 as compared to $500,000 in the quarter ended September 30, 2004. Our total revenue decreased 50% to $624,000 in the quarter ended September 30, 2005 from $1,252,000 from the quarter ended September 30, 2004. This total revenue decrease was due to the $500,000 portion of revenue recognized in the quarter ended September 30, 2004 for a one time sale of a license to an affiliate offset in addition to a decrease of $128,000 of our normal product sales and revenues.

For the nine months ended September 30, 2005, our product sales and royalties revenue of $2,510,000 decreased 8% from the $2,315,000 reported for the nine months ended September 30, 2004 while we had no revenue from affiliates in the nine months ended September 30, 2005 as compared to $1,000,000 in the nine months ended September 30, 2004 . Our total revenue decreased 24% to $2,510,000 in the nine months ended September 30, 2005 from $3,315,000 from the nine months ended September 30, 2004. This total revenue decrease was due to the $1,000,000 portion of revenue recognized in the nine months ended September 30, 2004 for a one time sale of a license to an affiliate partially offset by an increase of $195,000 of our normal product sales and revenues.

In 2003, we began licensing our software to other republishers. These licenses typically require the licensee to be responsible for marketing, production and support. They then pay us a royalty based on the licensee's sales of our software. While the royalty paid us is less then the average selling price for our software, royalties have no significant cost of sales or marketing costs attached to them so they contribute directly to operating income.

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

COST OF REVENUE. Cost of revenue is comprised of direct costs associated with software license sales including software packaging and cables, documentation and physical media costs. Cost of product sales and royalty revenue decreased 26% to $238,000 for the quarter ended September 30, 2005 from $320,000 for the quarter ended September 30, 2004. As a percentage of product and sales revenue, cost of revenue for product sales and royalties decreased by 5% to 38% for the quarter ended September 30, 2005 from 43% in quarter ended September 30, 2004.

Total cost of product sales and royalty revenue increased 8% to $1,038,000 for the nine months ended September 30, 2005 from $962,000 for the nine months ended September 30, 2004. As a percentage of product sales and royalty revenue, cost of product and royalty sales decreased by 1% to 41% for the nine months ended September 30, 2005 from 42% the nine months ended September 30, 2004.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other personnel-related expenses for engineering personnel, overhead costs and costs of contractors. Research and development expense decreased 20% to $195,000 for quarter ended September 30, 2005 from $244,000 for quarter ended September 30, 2004. This decrease was mainly due to the continuing maturity of our products needing fewer and less labor intensive enhancements. Research and development expenses, as a percentage of product sales and royalty revenue decreased to 31% from 32% for the quarter ended September 30, 2005 and the quarter ended September 30, 2004, respectively.

Research and development expense as a percentage of product sales and royalties revenue decreased to 23% from 28% for the nine months ended September 30, 2005 and the nine months ended September 30, 2004, respectively.

We are committed to our research and development efforts, but our efforts may not result in additional new products and any new products and may not generate sufficient revenue, if any, to offset the research and development expense.

SALES AND MARKETING. Sales and marketing expense consists of salaries, benefits, sales commissions, travel, collateral, overhead costs for our sales and marketing personnel as well market development funds paid mainly to our OEM customers. Selling and marketing increased 11% for quarter ended September 30, 2005 from quarter ended September 30, 2004. Sales and marketing expense as a percentage of product sales and royalties revenue increased to 48% for quarter ended September 30, 2005 from 36% for quarter ended September 30, 2004.

Selling and marketing decreased 1% for the nine months ended September 30, 2005 from the nine months ended September 30, 2004. Sales and marketing expense as a percentage of product sales and royalties revenue decreased to 36% of for the nine months ended September 30, 2005 from 38% for the nine months ended September 30, 2004.

We anticipate that selling and marketing costs will remain relatively stable in future periods as a percentage of revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include costs associated with our finance, human resources, legal, facilities, shareholder relations and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation, audit fees, legal fees, occupancy costs and overhead costs. General and administrative expense increased 30% to $388,000 for quarter ended September 30, 2005 from $299,000 for quarter ended September 30, 2004. This increase in expense is mainly due to the increased expense of being a public company as reflected in additional legal, accounting and investor relations expense. General and administrative expense as a percentage of product sales and royalties revenue increased to 62% of for quarter ended September 30, 2005 from 40% of total revenue for quarter ended September 30, 2004.

General and administrative expense increased 16% to $1,053,000 for the nine months ended September 30, 2005 from $907,000 for the nine months ended September 30, 2004. This increase in expense is mainly due to the increased expense of being a public company as reflected in additional legal, accounting and shareholder relations expense which began ramping up in the second quarter of 2005. General and administrative expense as a percentage of product sales and royalties revenue increased to 42% of total net revenue for the nine months ended September 30, 2005 from 39% for the nine months ended September 30, 2004.

We anticipate that general and administrative costs, in absolute dollars, will grow at a slower rate than revenues in future periods, if revenues grow.

OPERATING LOSS

OPERATING LOSS. We recorded operating loss of $497,000 for quarter ended September 30, 2005. In the quarter ended September 30, 2004, we showed an operating profit of $118,000 which when adjusted for $500,000 of revenue from the one-time sale of a license would have resulted in a $382,000 operating loss for the quarter on a comparable ongoing basis.

For the nine months ended September 30, 2005, we had a net operating loss of $1,042,000 as compared to a loss of $89,000 for the nine months ended September 30, 2004. The operating loss for 2004 was decreased by the $1,000,000 portion of revenue recognized (that did not carry any cost) for the one-time sale of the license to any affiliate without which we would have reported a $1,089,000 loss for the nine months ended September 30, 2004.

INTEREST INCOME (NET). Interest expense is primarily comprised of interest paid on our bridge loans and interest on our line of credit. Interest expense was $44,000 and $134,000 for quarters ended September 30, 2005 and 2004, respectively a decrease of 67%. The lower interest expense for quarter ended September 30, 2005 is primarily due to the reduction of the notes outstanding.

Interest expense was $137,000 and $286,000 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of 52%. The lower interest expense for the nine months is primarily due to the reduction of the notes outstanding.

NET LOSS

The net loss for quarter ended September 30, 2005 was $541,000, or $0.03 per share, as compared to net losses of $16,000 or $0.00 share, for quarter ended September 30, 2004. In the quarter ended September 30, 2004, we recorded a net loss of $16,000 which when adjusted for $500,000 of revenue from the one-time sale of a license fee to an affiliate results in a $516,000 net loss for the quarter on a comparable ongoing basis.

The net loss for the nine months ended September 30, 2005 was $1,179,000, or $0.07 per share, as compared to net losses of $375,000 or $0.05 share, for the nine months ended September 30, 2004. In the nine months ended September 30, 2004, we recorded a net loss of $375,000 which when adjusted for $1,000,000 of revenue from the one-time sale of a license fee to an affiliate results in a $1,375,000 net loss for the nine months on a comparable ongoing basis.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, our current liabilities exceeded our current assets by $1,101,000. We will require additional capital to execute on our plan of operations, and there can be no guarantee that we will be able to find capital or if we find capital that it will be on commercially feasible terms.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. At September 30, 2005, the Company was not a party to litigation, claims or suits that would have a material effect on these financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2005, we issued 2,250,000 shares of our common stock to 6 accredited investors for gross proceeds of $1,115,000. These securities were sold under an agreement with a NASD broker-dealer dated May 16, 2005 and subject to a 10% commission and additional expense reimbursement as well as warrants equivalent to 10% net proceeds on these sales of equity. Such commission and additional expense reimbursement amounted to $141,668 and we issued warrants to such NASD broker-dealer to purchase 265,000 shares of our common stock at an exercise price of $.50. These warrants expire on August 4, 2010.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders for vote during the quarter ending September 30, 2005.


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits: The exhibits listed in the Exhibit Index are filed as part of this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: November 21, 2005        DETTO TECHNOLOGIES, INC.

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

4.6                 Commercial Loan Note issued to United Orient Bank (3)

4.7                 Form of Stock Option Agreement for 2004 Stock Option Plan
                    (3)

10.1 Lease Agreement between Detto Corporation and VLC One, LLC dated June 1, 2004 (3)

10.2 Technology License Agreement between Detto Technologies Corporation and Alista, Inc. dated June 28, 2004 (3)

10.3                2004 Stock Option Plan (3)

10.4                Form of Subscription Agreement and Warrant for August 5,
                    2005 financing (4)


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

(3) Previously filed and incorporated by reference in the registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

(4) Previously filed and incorporated by reference in the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2005.